Form 10-Q
period 1995-09-30
RARITAN BANCORP INC
filed 1995-11-13
CIK 811434

United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Period Ended September 30, 1995

                        Commission File Number:  0-15830

                              Raritan Bancorp Inc.
             (exact name of registrant as specified in its charter)

             Delaware                             22-2792402
     (State of Incorporation)      (I.R.S. Employer Identification Number)

     9 West Somerset Street, Raritan, New Jersey         08869
       (address of principal executive offices)        (zip code)


                                  908-725-0080
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X   Yes              No
                                   ____           ____

                     Applicable only to corporate issuers:

     As of November 1, 1995, 1,530,189 common shares, $.01 par value per share were outstanding.

                              RARITAN BANCORP INC.

                                   FORM 10-Q

                                     INDEX

                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS                           1
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                     7

PART II - OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                              11
     ITEM 2    CHANGES IN THE RIGHTS OF THE CORPORATION'S
               SECURITY HOLDERS                               11
     ITEM 3    DEFAULTS BY THE CORPORATION ON ITS SENIOR
               SECURITIES                                     11
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                        11
     ITEM 5    OTHER INFORMATION                              11
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K               11

SIGNATURES                                                    12

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     September 30, 1995     December 31, 1994
                                     (Unaudited)            (Audited)
-------------------------------------------------------------------------------

Assets:
Cash and due from banks              $  9853                $  7068
Federal funds sold                      9300                   9275
-------------------------------------------------------------------------------
  Total cash and cash equivalents      19153                  16343
Securities available for sale
  (Note 2)                             36264                  40456
Investment securities, net (fair
  value: $76,000 at September 30,
  1995 and $79,684 at December 31,
  1994) (Note 2)                       77291                  86224
Loans held for sale                      135                    136
Loans (Note 3)                        195202                 183661
  Less: Unearned income                  488                    474
        Allowance for loan losses       2867                   2729
          (Note 3)
-------------------------------------------------------------------------------
    Net loans                         191847                 180458
-------------------------------------------------------------------------------
Banking premises and equipment, net     3118                   3320
Federal Home Loan Bank of
  New York stock, at cost               2002                    663
Accrued interest receivable             1987                   1831
Other assets                            3988                   4115
-------------------------------------------------------------------------------
Total assets                         $335785                $333546
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity:

Due to depositors:
  Interest-bearing                   $285407                $276448
  Non-interest-bearing                 19041                  19718
-------------------------------------------------------------------------------
    Total deposits                    304448                 296166
Borrowings                               206                  10049
Accrued interest payable                  55                     74
Accrued expenses and other
  liabilities                           4887                   3817
-------------------------------------------------------------------------------
    Total liabilities                $309596                $310106
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    3,500,000 shares authorized,
    1,725,000 shares issued with
    1,530,189 shares outstanding
    at September 30, 1995 and
    1,509,889 shares outstanding
    at December 31, 1994                  17                     17
Additional paid-in capital             10598                  10599
Retained earnings                      17262                  15919
Fair value adjustment of securities
  available for sale, net of tax         (31)                 (1236)
Less: Unallocated common stock
        acquired by the ESOP            (206)                  (257)
      Cost of common stock in
        treasury, 194,811 shares at
        September 30, 1995 and
        215,111 shares at December
        31, 1994                       (1451)                 (1602)
-------------------------------------------------------------------------------
        Total shareholders' equity     26189                  23440
Commitments and contingencies
-------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                             $335785                $333546
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       RARITAN BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                 (Unaudited)

                                     Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
-------------------------------------------------------------------------------------------------------------------
                                     1995     1994     1995      1994
-------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on real estate
    loans                            $3092    $2656     $8896     $7564
  Interest and fees on other loans     923      813      2674      2273
  Interest and dividends on
    investment securities:
      Taxable                         1787     1852      5538      5134
      Tax-exempt                        13       14        40        44
  Interest on deposits in other
    banks                              113       91       270       389
-------------------------------------------------------------------------------------------------------------------
      Total interest income           5928     5426     17418     15404
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposit accounts        3310     2609      9345      7232
  Interest on borrowings                33       34       294        48
-------------------------------------------------------------------------------------------------------------------
    Total interest expense            3343     2643      9639      7280
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
  Net interest income                 2585     2783      7779      8124
Provision for loan losses               75       75       225       225
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                     2510     2708      7554      7899

Other income:
  Service charges and other income     144      137       443       413
  Gains on net securities
    transactions                         -        -        56       148
  Gains on sale of loans                 -        -         -         -
-------------------------------------------------------------------------------------------------------------------
    Total other income                 144      137       499       561
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and employee benefits       856      757      2543      2256
  Occupancy expense                    164      160       486       534
  FDIC insurance premium                26      168       363       484
  Net cost of operation of
    other real estate                   16       44        55       121
  Other operating expenses             504      578      1524      1697
---------------------------------------------------------------------------------------------------------
    Total operating expenses          1566     1707      4971      5092
---------------------------------------------------------------------------------------------------------
Income before income tax expense      1088     1138      3082      3368
Income tax expense                     411      405      1145      1233
---------------------------------------------------------------------------------------------------------
Net income                           $ 676    $ 733    $ 1937    $ 2135
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
  Primary                            1645943  1601282  1632373   1598969
---------------------------------------------------------------------------------------------------------
  Fully diluted                      1645943  1605955  1637496   1605919
---------------------------------------------------------------------------------------------------------
Net income per share:
  Primary                            $0.41    $0.45    $1.19     $1.34
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
  Fully diluted                      $0.41    $0.45    $1.18     $1.33
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       Raritan Bancorp Inc. and Subsidiary
                       Consolidated Statement of Cash Flows
                                  (In thousands)
                                   (Unaudited)

                                     For the Nine Months Ended September 30,
                                     1995                   1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                           $ 1937                 $ 2135
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Increase in accrued interest
   receivable                          (156)                  (194)
  Amortization on securities, net       184                     46
  Provision for loan losses             225                    225
  Gain on net securities
   transactions                         (56)                  (148)
  Decrease in accrued interest
   payable                              (19)                    (3)
  Increase in accrued expenses          289                    351
  Increase in prepaid expenses          (17)                  (102)
  Depreciation                          269                    285
  Deferred income tax benefit            71                     55
  Increase (decrease) in income
   taxes payable                        161                    (72)
  Net increase, other                    65                    391
-------------------------------------------------------------------------------
Total cash provided by operating
  activities                           2953                   2969
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from maturities of
   securities available for sale       5900                   4499
  Proceeds from maturities of
   investment securities               8845                   7783
  Proceeds from sales of securities
   available for sale                    56                   3046
  Purchase of securities available
   for sale                               -                 (12326)
  Purchase of investment securities       -                 (14276)
  Purchase of Federal Home Loan
   Bank of New York stock             (1339)                     -
  Net principal (disbursed) on loans
   to customers                      (11676)                (17611)
  Proceeds from disposal of real
   estate acquired by foreclosure       111                   1113
  Capital expenditures                  (67)                  (400)
-------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                 1830                 (28172)

Cash flows from financing activities:
 Net increase in deposits              8282                  17395
 Proceeds (repayment) of borrowings   (9843)                  4821
 Issuance of common stock under
  stock option plan                     150                      2
 Cash dividends paid                   (594)                  (521)
 Net increase (decrease) all other       32                    (91)
-------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                (1973)                 21606
-------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                  2810                  (3597)
Cash and cash equivalents at
 beginning of period                  16343                  14981
-------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                       $19153                 $11384
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Supplemental schedule of cash
 flow information:
Interest paid                        $ 4215                 $ 3494
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income taxes paid                    $  913                 $ 1250
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Mortgage loans originated to
 refinance the disposal of real
 estate acquired by foreclosure      $  353                 $   85
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       RARITAN BANCORP INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: The consolidated financial statements include the accounts of the Raritan Bancorp Inc. ("Corporation") and its wholly-owned subsidiary, The Raritan Savings Bank ("Bank").

The consolidated balance sheet at September 30, 1995, the consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at September 30, 1995 for all periods presented have been made.

The Bank has a policy which designates all currently originated thirty-year fixed-rate mortgage loans as held for sale. These loans are carried at the lower of aggregate cost or market, as determined by current investor yield requirements as calculated on the aggregate loan basis.

Gains and losses resulting from the sale of these loans are determined on the specific identification method and reflect the extent that the sales proceeds exceed or are less than the Bank's investment in the loans (which includes adjusting the unpaid principal balance of the loans for deferred loan origination fees.)

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." SFAS 114 and 118 address the accounting treatment of certain impaired loans. A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due. SFAS 114 and SFAS 118 do not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases or debt securities. Prior to January 1, 1995, the Corporation's "impaired" loans were described as, and included in, "non-performing" loans.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1994 audited financial statements and notes thereto.

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1995 presentation.

Interim results are not necessarily indicative of results for the full year.

Note 2: Securities available for sale, at fair value, and investment securities, net.

The amortized cost of securities and their estimated fair values at September 30, 1995, were as follows:

                                              Gross    Gross     Estimated
                                     Amortized         Unrealized                 Unrealized   Fair
                                     Cost     Gains    Losses    Value
----------------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)
                                                (In thousands)
Securities available for sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies            $12547   $ 23     $  (36)   $12534
Obligations of states and political subdivisions          761      33                  -          794
Mortgage-backed securities issued by Federal agencies   23002     189               (255)       22936
----------------------------------------------------------------------------------------------------------------------
                                     $36310   $245     $ (291)   $36264
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies  $77291    $263             $(1554)      $76000
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

The amortized cost of securities and their estimated market value at December 31, 1994 were as follows:

                                              Gross    Gross     Estimated
                                     Amortized         Unrealized                 Unrealized   Fair
                                     Cost     Gains    Losses    Value
----------------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)
                                                (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies            $15606   $ -      $ (311)   $15295
Obligations of states and political subdivisions          766     15                 (11)         770
Mortgage-backed securities issued by Federal agencies   25934     10               (1553)       24391
----------------------------------------------------------------------------------------------------------------------
                                     $42306   $25      $(1875)   $40456
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies  $86224    $ 8              $(6548)      $79684
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

During the nine month period ended September 30, 1995, an equity security previously written-off was redeemed at a gain of $56,000. During the nine month period ended September 30, 1994 the Corporation sold securities which were classified as available-for-sale in the amount of $3,046,000 at a gross gain of $148,000. The specific identification method was used to calculate this gain.

Note 3: Loans and Allowance for Loan Losses

Loans are summarized as follows:

                                     September 30, 1995     December 31, 1994
                                     (Unaudited)            (Audited)
-------------------------------------------------------------------------------
                                               (In thousands)
Real estate:
 Conventional                        $144902                $139540
 Construction                          10936                   6454
-------------------------------------------------------------------------------
                                      155838                 145994
Consumer loans                         28860                  28660
Commercial loans                       10504                   9007
-------------------------------------------------------------------------------
                                     $195202                $183661
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The activity in the allowance for loan losses follows:

                                     Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
------------------------------------------------------------------------------------------------------------------
                                     1995     1994     1995      1994
------------------------------------------------------------------------------------------------------------------
                                                (Unaudited)
                                              (In thousands)
Balance at beginning of period       $2801    $3161    $2729     $3094
Provision charged to operations         75       75      225       225
Charge-offs                            (10)     (75)    (103)     (164)
Recoveries                               1        2       16         8
------------------------------------------------------------------------------------------------------------------
Balance at end of period             $2867    $3163    $2867     $3163
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Non-performing loans (over 90 days delinquent), in-substance foreclosed loans (included in Loans) and real estate acquired by foreclosure (included in Other Assets), totaled $2,371,000 and $2,105,000 at September 30, 1995 and December 31, 1994, respectively, as follows:

                                     September 30,     1995      December 30, 1994
---------------------------------------------------------------------------------------------------------------
                                     Number  Amount    Number  Amount
Description:                         of Loans          (In thousands)             of Loans     (In Thousands)
---------------------------------------------------------------------------------------------------------------
                                          (Unaudited)        (Audited)
---------------------------------------------------------------------------------------------------------------
First mortgage loans                  4      $ 503      2      $ 312
Home equity loans                     2        105      -          -
Second mortgage loans                 2        128      -          -
Consumer loans                        1          6      1          2
Demand loans                          1          7      1          7
In-substance foreclosed loans         3        601      8        701
---------------------------------------------------------------------------------------------------------------
 Total non-performing loans          13       1350     12       1022
Real estate acquired by foreclosure (included           5       1021               3            1083
 in Other Assets)
---------------------------------------------------------------------------------------------------------------
                                     18      $2371     15      $2105
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

In addition to the above non-performing assets, there was one loan at September 30, 1995 totaling $15,000 and five loans at December 31, 1994 totaling $182,000 which were less than 90 days delinquent, but in non-accrual status.

The loss of interest on loans charged-off, non-performing loans, non-accrual loans, in-substance foreclosed loans and real estate acquired by foreclosure totalled approximately $53,000 and $179,000 for the third quarter and first nine months of 1995, compared to $61,000 and $242,000 for the corresponding 1994 periods.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1995, the Corporation's total assets increased to $335.8 million from $333.5 million at December 31, 1994. Net loans and deposits increased to $191.8 million and $304.4 million from $180.5 million and $296.2 million, respectively, at December 31, 1994. Deposits outflows, exclusive of interest credited, exceeded inflows by $1.0 million during the first nine months of 1995.

Non-performing loans (over 90 days delinquent) in-substance foreclosed loans and real estate acquired by foreclosure totaled $2,371,000 or 1.23% of total net loans plus real estate acquired by foreclosure at September 30, 1995, compared to $2,105,000 or 1.16% of total net loans plus real estate acquired by foreclosure at December 31, 1994.

During each of the three and nine month periods ended September 30, 1995 and 1994, the Corporation added $75,000 and $225,000, respectively, to the allowance for loan losses. The identical provisions were in response to a strengthening economy and real estate market in central New Jersey, together with management's review of all non-performing loans and all other loans which are considered loss, doubtful, substandard or special mention. The overall loan portfolio is also reviewed when calculating the provision.

The following table provides a summary of the Corporation's non-performing loans, in-substance foreclosed loans and real estate acquired by foreclosure at September 30, 1995 and December 31, 1994:

                                     September 30,     1995      December 31, 1994
---------------------------------------------------------------------------------------------------------------
                                     Number  Amount    Number  Amount
                                     of Loans          (In thousands)             of Loans     (In thousands)
---------------------------------------------------------------------------------------------------------------
Description:                              (Unaudited)        (Audited)
---------------------------------------------------------------------------------------------------------------
First mortgage loans                  4      $ 503      2      $ 312
Home equity loans                     2        105      -          -
Second mortgage loans                 2        128      -          -
Consumer loans                        1          6      1          2
Demand loans                          1          7      1          7
In-substance foreclosed loans         3        601      8        701
---------------------------------------------------------------------------------------------------------------
 Total non-performing loans          13       1350     12       1022
Real estate acquired by foreclosure (included
 in Other Assets)                     5       1021      3       1083
---------------------------------------------------------------------------------------------------------------
                                     18      $2371     15      $2105
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Of the ten non-performing loans at September 30, 1995, nine ($743,000) are collateralized by real estate and one ($6,000) is unsecured. The three in-substance foreclosed loans consist of one single-family residence ($24,000) and two commercial properties ($577,000). Real estate acquired by foreclosure consists of four single-family residences ($703,000) and six lots ($318,000).

Based on a review of each individual non-performing loan, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,190,000 has been allocated to such loans, together with a general allowance of $1,677,000 on the remaining loan portfolio taken as a whole. During the quarter ended September 30, 1995 loans totaling $10,000 were charged off, while loans totaling $103,000 were charged off during the first nine months of 1995.

In addition, a general allowance for losses on real estate acquired by foreclosure totaled $106,000 at September 30, 1995. This allowance resulted from provisions for real estate losses charged to operations in prior periods. Net charge-offs to this allowance totaled $2,000 during the three and nine month periods ended September 30, 1995, compared to $191,000 and $335,000, respectively, for the comparable 1994 periods.

Although the economy and real estate market in central New Jersey is strengthening, management reviews on a regular basis all non-performing and in-substance foreclosed loans, non-accrual loans and real estate acquired by foreclosure and any supporting collateral on those loans. In the opinion of management, the allowances for potential losses is adequate in relation to non-performing and in-substance foreclosed loans, non-accrual loans and real estate acquired by foreclosure and the total loan portfolio. However, management cannot give assurances as to whether future adjustments may be necessary.

Shareholders' equity totaled $26.2 million, or $17.11 per share at September 30, 1995, compared to $23.4 million, or $15.52 per share at December 31, 1994. The increase in shareholders' equity is the result of net income totaling $1,937,000 for the nine months ended September 30, 1995, the issuance of 20,300 shares of common stock for $150,000 via the exercise of stock options, a decrease of $51,000 in the ESOP debt, an increase in the fair value adjustment of securities available-for-sale of $1,205,000, offset by paying dividends of $594,000 to shareholders.

On August 8, 1995, the Federal Deposit Insurance Corporation ("FDIC") amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 basis points in replacement of the existing schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The FDIC has maintained the current assessment rate schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF"). The new BIF schedule became effective on June 1, 1995. Assessments which had been collected at the previous assessment schedule, in excess of the amount due under the new schedule were refunded with interest, and reduced operating expenses by $141,000 for the quarter ended September 30, 1995. Various legislative proposals regarding the future of the BIF and SAIF have been reported recently. Several of these proposals included a one-time special assessment for SAIF deposits and a subsequent comparable and reduced level of annual premiums for SAIF and BIF deposits. The Corporation does not know when or if any such proposal, or any other related proposal, may be adopted.

Results of Operations

Raritan Bancorp Inc. and its subsidiary recorded net income of $677,000 for the third quarter of 1995 compared to $733,000 for the same period in 1994. For the first nine months of 1994, net income was $1,937,000 compared to $2,135,000 for the corresponding period in 1994.

Net interest income decreased for the third quarter of 1995 to $2,585,000, from $2,783,000, or 7.1% for the comparable quarter in 1994, as a result of a decrease in the net interest rate spread to 2.78% from 3.18% a year earlier, offset by an increase in average net earnings assets to $32.3 million from $28.6 million a year earlier. Net interest income decreased for the first nine months of 1995 to $7,779,000, from $8,124,000, or 4.2% for the corresponding period in 1994, as a result of a decrease in the net interest rate spread to 2.84% from 3.18% a year earlier, offset by an increase in average net earning assets to $30.8 million from $19.6 million a year earlier.

The increase in consumer deposit rates over the last year together with the cost of borrowings under repurchase agreements, both of which rose faster than the yields on earning assets, contributed to the decrease in the interest rate spread.

Net interest income for the third quarter and first nine months of 1995 was also affected by the loss of interest on non-performing loans, in-substance foreclosed loans, non-accrual loans and real estate acquired by foreclosure. When a loan becomes more than ninety days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans, in-substance foreclosed loans, and real estate acquired by foreclosure for the third quarter and first nine months of 1995 was approximately $53,000 and $179,000, respectively, compared to $61,000 and $242,000, respectively, for the corresponding 1994 periods.

The provision for loan losses for the third quarter and first nine months of both 1995 and 1994 was $75,000 and $225,000, respectively. As described in the discussion of the Corporation's financial condition, the reduced provision to the allowance for loan losses was in response to a strengthening real estate market and economy in central New Jersey, together with a review of all non-performing assets on a case-by-case basis.

Management calculated the provision based on a review of the required allowance at September 30, 1995. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,190,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $1,677,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends. The third quarter, 1995 provision of $75,000 was then charged to operations to establish the $2,867,000 allowance for loan losses at September 30, 1995.

Other expenses for the third quarter and first nine months of 1995 were $1,566,000 and $4,971,000, respectively, compared to $1,707,000 and $5,092,000, respectively, for the corresponding periods in 1994. Salaries and employee benefits increased $99,000, or 13.1%, to $856,000 for the third quarter of 1995 from $757,000 for the comparable period in 1994, and increased $287,000, or 12.7%, to $2,543,000 from $2,256,000 for the first nine months of 1994.
Additions to staff and normal salary increases contributed to the increases. Occupancy expense remained constant for the third quarter, 1995 compared to the corresponding 1994 period, but decreased $48,000, or 9.0% for the first nine months of 1994 compared to the corresponding period in 1994. The decrease results from reduced snow removal expenses in 1995 and the absence of the accelerated amortization of leasehold improvements in 1994 at the former Whitehouse Station, New Jersey office whose lease expired in May, 1994. The FDIC insurance premium decreased $142,000, or 84.5%, to $26,000 for the third quarter of 1995 from $168,000 for the comparable period in 1994, and also decreased $121,000, or 25.0%, to $363,000 for the first nine months of 1995 from $484,000 for the first nine months of 1994. Both decreases reflect the aforementioned BIF assessment refund of $141,000. Net cost of operation of other real estate decreased $28,000 and $66,000 for the third quarter and first nine months of 1995, respectively, from the corresponding periods in 1994, as most provisions and expenditures had already been made in prior periods to bring the properties to saleable condition. Other operating expenses decreased $74,000, or 12.8%, to $504,000, and $173,000, or 10.2%, to $1,524,000 for the
third quarter and first nine months of 1995, respectively, when compared to the corresponding 1994 periods. Reductions in outside service bureau expenses, legal fees, supervisory examination fees, and marketing expenses contributed to the decreases.

Income taxes were $411,000 and $1,145,000 for the third quarter and first nine months of 1995, respectively, compared to $405,000 and $1,233,000 for the corresponding 1994 periods. The higher effective income tax rates for 1995 compared to 1994 results from a lower bad debt deduction in 1995, which is based on the percentage of taxable income method, compared to a 1994 bad debt deduction based on actual charge-offs. The bad debt deduction for the first nine months of 1995 was $271,000 compared to $503,000 for the first nine months of 1994.

The Corporation's annualized return on average total assets and average shareholders' equity was 0.82% and 10.44%, respectively, for the third quarter of 1995, compared to 0.88% and 12.59%, respectively, for the comparable periods in 1994. For the first nine months of 1995, the annualized return on average total assets and average shareholders' equity was .78% and 10.29%, respectively, compared to 0.88% and 12.35%, respectively, for the corresponding periods in 1994.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At September 30, 1995, the Corporation's liquid assets (cash and cash equivalent and investment securities maturing in one year or less) totaled $26.2 million which represents 7.8% of total assets.

The Corporation's main liquidity demands come from loan disbursements which totaled approximately $43.6 million for the first nine months of 1995. At September 30, 1995 outstanding commitments to extend credit totaled $20.7 million. Management believes that the Corporation has adequate sources of liquidity to funds these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan Bank of New York which can provide additional funds, if needed. At September 30, 1995, this borrowing capacity totaled $16.6 million.

Both the Corporation and the Bank are subject to regulatory capital requirements mandated by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC), respectively. Both are required to maintain minimum capital requirements, defined by both the FRB and FDIC as risk-based ratio capital (Tier 1 and Total) and leverage capital ratio.

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank.

                                              September 30, 1995
----------------------------------------------------------------------------------------------------
                                     Required Actual   Excess
----------------------------------------------------------------------------------------------------
THE CORPORATION:
 Risk-based capital:
  Tier 1                             4.00%    14.959%  10.959%
  Total                              8.00     16.215    8.215
  Leverage capital ratio             4.00      7.55     3.55

THE BANK:
 Risk-based capital:
  Tier 1                             4.00%    14.941%  10.941%
  Total                              8.00     16.197    8.197
  Leverage capital ratio             4.00      7.53     3.53

                           PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

 Not applicable.

Item 2.  Changes in Securities.

  Not applicable.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

  Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

Not applicable.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RARITAN BANCORP INC.
                                         (Registrant)

                     11/1/95        Arlyn D. Rus
                       Date         (Signature)
                                    Chairman, President and CEO
                                    Director

                     11/1/95        Thomas F. Tansey
                                    (Signature)
                                    Executive Vice President, Chief
                                    Operating Officer and Treasurer
                                    Officer