Form 10-K
period 1995-12-31
RARITAN BANCORP INC
filed 1996-04-08
CIK 811434

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1995

Commission file number 0-15830

                       Raritan Bancorp Inc.
      (Exact name of registrant as specified in its charter)

      Delaware  22-2792402
     ---------- -----------
    (State or other                     (I.R.S. Employer
    jurisdiction of                   Identification No.)
  incorporation or
     organization)


9 West Somerset Street
  Raritan, New Jersey                       08869
- -------------------------                 ------------
 (Address of principal                    (Zip Code)
 executive offices)

               Telephone Number:   (908) 725-0080
                                   --------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                 No
                    ----                     ----

Securities Registered Pursuant to Section 12(g) of the Exchange
Act: Common Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  X

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market
System on March 11, 1996 was approximately $21,899,600.

     The number of shares outstanding of the registrant's Common
Stock, the registrant's only class of outstanding capital stock, as of March 11, 1996 was 1,449,689.

               Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual
Report on Form 10-K:

I. Portions of the Raritan Bancorp, Inc. 1995 Annual Report are incorporated by reference into certain items of Part I and
     Part II.

II. Portions of the Raritan Bancorp, Inc. Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                       RARITAN BANCORP INC.
                            FORM 10-K

                        TABLE OF CONTENTS

                                                             Page
                              PART I
Item 1.     Business . . . . . . . . . . . . . . . . . . . .    1
       (a)  General Development of Business. . . . . . . . .    1
       (b)  Financial Information About Industry Segments. .    1
       (c)  Narrative Description of Business. . . . . . . .    1
            (1)   General Description of Business. . . . . .    1
            (2)   Regulation and Supervision . . . . . . . .    2
            (3)   Monetary Policies. . . . . . . . . . . . .    9
            (4)   Employees. . . . . . . . . . . . . . . . .    9
            (5)   Statistical Information. . . . . . . . . .    9
                  (a)   Distribution of Assets,
                        Liabilities and Shareholders'
                        Equity; Interest Rates and
                        Interest Differential. . . . . . . .    9
                  (b)   Securities Portfolio . . . . . . . .   10
                  (c)   Loan Portfolio . . . . . . . . . . .   12
                  (d)   Maturity of Loans. . . . . . . . . .   12
                  (e)   Nonperforming Assets . . . . . . . .   15
                  (f)   Summary of Loan Loss
                        Experience and Allocation of
                        the Allowance for Loan
                        Losses . . . . . . . . . . . . . . .   16
                  (g)   Deposits . . . . . . . . . . . . . .   17
                  (h)   Maturities of Time Deposits. . . . .   17
                  (i)   Return on Equity and Assets. . . . .   18
                  (j)   Short-term Borrowings. . . . . . . .   18
                  (k)   Competition. . . . . . . . . . . . .   19
                  (l)   Executive Officers . . . . . . . . .   19

Item 2.     Properties . . . . . . . . . . . . . . . . . . .   20

Item 3.     Legal Proceedings. . . . . . . . . . . . . . . .   20

Item 4.     Submission of Matters to a Vote of Security
       Holders . . . . . . . . . . . . . . . . . . . . . . .   21

                             PART II

Item 5.     Market for Registrant's Common Equity and
       Related Shareholder Matters . . . . . . . . . . . . .   21
       (a)  Market Information . . . . . . . . . . . . . . .   21
       (b)  Shareholders . . . . . . . . . . . . . . . . . .   21
       (c)  Dividends. . . . . . . . . . . . . . . . . . . .   21

Item 6.     Selected Financial Data. . . . . . . . . . . . .   22

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. .   22

Item 8.     Financial Statements and Supplementary Data. . .   22

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . .   22

                             PART III

Item 10.    Directors and Officers of the Registrant . . . .   23

Item 11.    Executive Compensation . . . . . . . . . . . . .   23

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . .   23

Item 13.    Certain Relationships and Related Transactions .   23

                             PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K. . . . . . . . . . . . . . .   24
       (a)  (1)   Consolidated Financial Statements. . . . .   24
            (2)   Consolidated Financial Statement
                  Schedules. . . . . . . . . . . . . . . . .   24
       (b)  Reports on Form 8-K. . . . . . . . . . . . . . .   24
       (c)  Exhibits Required by Securities and Exchange
            Commission Regulation S-K. . . . . . . . . . . .   24

                              PART I

Item 1.   Business
- ------------------

     (a)  General Development of Business

          Raritan Bancorp, Inc.

     Raritan Bancorp, Inc. (the "Corporation"), a Delaware Corporation, is a bank holding company whose only subsidiary is The Raritan Savings Bank (the "Bank"), an FDIC/BIF insured, New Jersey chartered savings bank, headquartered in Raritan, New Jersey. The Corporation was formed at the direction of the Bank in connection with the Bank's conversion from a mutual to stock form of organization (the "Conversion"). The Conversion of the Bank and its acquisition by the Corporation was consummated on May 21, 1987. The sole activity of the Corporation is its ownership of all of the issued and outstanding common stock of the Bank.

     The Raritan Savings Bank

     The Bank is a New Jersey chartered stock savings bank organized in 1869. Its main office is located at 9 West Somerset Street, Raritan, New Jersey 08869, and its telephone number is 908-725-0080. It also operates branch offices in Martinsville, Somerville, Warren and Whitehouse Station, New Jersey. The deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Bank Insurance Fund (the "BIF"). The Corporation and the Bank have entered into an agreement to acquire Manville Savings Bank, a mutual savings bank which operates one office in Manville, New Jersey, and which had assets of $15.3 million, and deposits of $13.9 million at December 31, 1995.

     The Bank considers its primary market area for deposits to be the areas serviced by these five offices, while its primary market area for lending is more widespread and includes Somerset and Hunterdon Counties, as well as contiguous municipalities in Morris, Middlesex, Union and Mercer Counties, New Jersey. These areas include mostly manufacturing and service companies. There are four other financial institutions in Raritan.

     (b)  Financial Information About Industry Segments

          Not applicable.

     (c)  Narrative Description of Business

          (1)  General Description of Business

     The Corporation is a bank holding company whose only subsidiary is the Bank.

     The Bank is engaged primarily in the business of attracting deposits from the general public and originating residential mortgage, construction and consumer loans, and small business loans. In addition, a portion of its assets is invested in securities, including mortgage-backed securities.

     It is the Bank's policy primarily to originate adjustable-rate mortgage loans and other loans of an adjustable or short-term nature. However, in order to meet the demands of borrowers in the Bank's local lending area for long-term, fixed-rate mortgage loans in the current interest rate environment, the Bank began originating such loans (both 15 and 30 year loans) in 1991. Of the $36.4 million of first mortgage loans disbursed during 1995, $1.2 million were fixed-rate, while the balance of $35.2 million were of an adjustable or short-term nature. Consumer and commercial lending disbursements totaled $21.5 million for 1995 and consisted primarily of loans which are tied to the prime lending rate and are of a short-term nature.

     The Bank offers a wide range of services to both consumer and commercial customers. These services include consumer and commercial checking accounts, NOW and money market accounts, regular savings accounts, prime performance accounts whose rates are tied to the prime lending rate, market-rate certificates, IRA/Keough accounts, automated teller machine ("ATM") accessibility using the MAC Plus system, real estate mortgage loans, various consumer and commercial time and demand loans, and home equity lines of credit.

          (2)  Regulation and Supervision

     General. As a New Jersey chartered savings bank, the deposits in which are insured by the FDIC through the BIF, the Bank is subject to extensive regulation by the FDIC and the New Jersey Department of Banking (the "Banking Department"). Both the Banking Department and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the FDIC and the Banking Department describing its activities and financial condition. The Board of Governors of the Federal Reserve System ("FRB") approved the Corporation's application to acquire the capital stock of the Bank and thereby to become a bank holding company. The Corporation is therefore subject to regulation, examination, supervision by the FRB. This supervision and regulation is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations could have a material adverse impact on the Corporation, the Bank and their operations. Certain of these regulatory requirements are referred to below or appear elsewhere herein. The Corporation is also subject to the reporting requirements of the Securities and Exchange Commission ("SEC").

     To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions involved. In this regard, it should be noted that there have been numerous statements by legislative and regulatory officials and industry officials regarding the potential for legislative and regulatory changes.

     New Jersey Law. The Bank is a stock-form savings bank organized under the laws of the State of New Jersey, and its deposits are insured by the FDIC. The Bank derives its lending, investment and other powers from the applicable provisions of New Jersey law and the regulations of the Banking Department, subject to limitations or other modifications under applicable federal laws and regulations of such agencies as the FDIC and the Federal Reserve Board.

     The Banking Department regulates the Bank's internal organization as well as its deposit, lending and investment activities. The Commissioner of the Banking Department must approve changes to the Bank's Certificate of Incorporation, establishing or relocating branch offices, mergers and the issuance of additional stock. Many of the areas regulated by the Banking Department are subject to similar regulation by the FDIC. New Jersey-chartered savings banks have lending, investment and other powers similar to those authorized for federally-chartered savings institutions, including commercial lending authority and the ability to offer personal and commercial checking and NOW accounts, and have virtually the same powers as commercial banks.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989. On August 9, 1989, the President of the United States signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a major reform intended primarily to recapitalize the savings and loan industry. Although the primary emphasis of the new law was to recapitalize and restructure the regulation and insurance of the savings and loan industry, certain provisions did affect banks and FDIC-insured savings banks. Notably, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required that the FDIC establish two separate insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Banks, including state-chartered savings banks, are insured under the BIF. "Savings associations" (i.e., savings and loan associations) are insured under the SAIF. Under FIRREA, the BIF may not be commingled with the SAIF and vice versa. See "Insurance of Deposits." Also under FIRREA, bank holding companies now are able to acquire any savings association without the imposition of cross-marketing restrictions on transactions between the association and its holding company affiliates.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. On December 19, 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") was signed by the President. Among other things, the Act provided additional sources of funding to the BIF, which generally insures the deposits of banks, including state-chartered savings banks. The Act also authorizes the FDIC to impose emergency special assessments on BIF members where deemed necessary, in addition to the regular insurance assessments. The Act also adopted a number of new mandatory supervisory measures designed to reduce costs to the deposit insurance fund. For example, effective December 19, 1992, the regulatory agencies were required to take certain supervisory actions (the "Prompt Corrective Action" provisions) against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The Act generally requires, subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2%, which appointment must be made within a maximum of 270 days after the threshold is reached. The final Prompt Corrective Action rules generally provide that an insured institution that has total risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% would be considered to be "undercapitalized", an insured institution that has total risk-based capital less than 6.0% or a leverage ratio that is less than 3.0% would be considered to be "significantly under-capitalized" and an insured institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, under the rule, an insured institution that is "undercapitalized," "significantly under-capitalized," or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by the parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than in the normal course of business.

     Pursuant to the Act, the federal regulatory agencies adopted final regulations prescribing standards relating to a variety of operating matters such as internal controls, information systems and external audit systems, loan documentation and credit underwriting, interest rate exposure, asset growth and quality and employee compensation.

     The Act also places new restrictions on investments by, and the activities of, insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. Generally, nonconforming investments must be divested over a five-year transition period.

     Insurance of Deposits. The Bank's deposit accounts primarily are insured by the BIF up to applicable limits, generally $100,000
per insured depositor.    In September 1991, the Bank assumed $80.3
million of insured deposit liabilities relating to the Warren and Whitehouse Station, New Jersey branch offices of a savings association being operated by the Resolution Trust Corporation, which deposits are insured by the Savings Association Insurance Fund ("SAIF"), up to applicable limits, generally $100,000 per insured depositor. The SAIF, like the BIF, is administered by the FDIC. The FDIC promulgates regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors.

     Pursuant to the Act, the FDIC adopted regulations, effective January 1, 1993, establishing a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. Under the rule, the FDIC assigns an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories. An institution's assessment rate will depend on the capital category and supervisory category to which it is assigned. During 1995 the FDIC established an assessment rate of 4 to 31 basis points of deposits insured, replacing the prior schedule of 23 to 31 points, for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). Effective January 1, 1996, the FDIC reduced the assessment rate to a range of 0 (with a statutorily required $2,000 minimum assessment fee) to 31 basis points. The FDIC has maintained the current assessment rate schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Savings Association Savings Fund ("SAIF"). Assessments which had been collected at the previous assessment schedule, in excess of the amount due under the new schedule, were refunded with interest, and reduced operating expenses by $141,000 during 1995.


     Capital Requirements. Both the FRB and the FDIC have issued regulations which require both the Corporation and the Bank, respectively, to maintain minimum levels of capital. In general, the regulations require a leverage capital ratio of 4% of total assets to be maintained. At December 31, 1995, the Corporation's and Bank's leverage capital ratio was 7.38% and 7.37%, respectively.

     The FDIC and the FRB also have adopted a risk-based capital policy which imposes an additional capital standard on insured banks and bank holding companies. Under this regulation, the Corporation and Bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The least capital is required for the category having the least risk, and the most capital is required for the category deemed to have the greatest risk. At December 31, 1995, the Corporation and the Bank were required to have a Tier 1 risk-based capital ratio of 4% and total-risk-based capital ratio of 8%. At December 31, 1995, the Corporation's Tier 1 and total risk-based capital ratios were 14.217% and 15.470%, respectively. The Bank's Tier 1 and total risk-based capital ratios were 14.198% and 15.451%, respectively.

     Under the Act, the capital regulations of the FDIC and the FRB are required eventually to include a component that takes into account, and may require additional capital as a result of, the interest rate risk inherent in an institution's portfolio.

     Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. For example, enforcement proceedings may be instituted against any insured bank, or any director, officer or employee thereof who engages in unsafe and unsound practices including the violation of applicable laws and regulations. The FDIC has the authority to terminate or suspend insurance of accounts pursuant to procedures established for that purpose.

     Federal Reserve System. Under the FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), nonpersonal money market deposit accounts, and nonpersonal time deposits. Because reserves must generally be maintained in cash or in noninterest bearing accounts, the effect of the reserve requirement is to reduce the Bank's level of investable funds. These regulations generally require reserves of 3% of total transaction accounts of up to $52.0 million. Total transaction accounts amounting to over $52.0 million require a reserve of $1.6 million plus 10% (subject to adjustment by the FRB of between 8% and 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on nonpersonal money market deposit accounts and on nonpersonal time deposits that have original maturities of less than one and one half years and Eurocurrency liabilities. Institutions are permitted to designate and exempt $4.3 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with these requirements at December 31, 1995.

     The Corporation received the approval of the FRB under the BHCA for the acquisition of the Bank. As a condition for obtaining FRB approval, the Corporation has agreed that it will not engage in real estate investment activities unless it provides the FRB with 30 days notice of such activities and the FRB notifies the Corporation of its nonobjections.

     The Corporation will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Corporation to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any voting shares of such bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

     In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans;
(ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property;
(vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association. Legislation has been proposed in Congress to relax, and even eliminate, the restrictions on activities that may be engaged in by nonbank subsidiaries of a bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of such holding company or its subsidiaries, and on the acceptance of such stocks or securities as collateral for loans. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Corporation or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Corporation and its subsidiary Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Corporation to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Corporation and the Bank.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Public disclosure of an institution's CRA rating is required. The FDIC provides a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank has a satisfactory rating.

     Acquisition of the Corporation. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person or group acting in concert seeks to acquire 10% or more of the Corporation's shares of Common Stock outstanding, unless the FRB finds that the acquisition will not result in a change in control of the Corporation. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Corporation and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain control of the Corporation. Control generally is defined to mean the beneficial ownership of 25% or more of any class of voting securities of the Corporation. Under New Jersey law, the Commissioner is required to approve in advance any acquisition of the Corporation's Common Stock in excess of 25% of the shares outstanding.

     Federal Income Taxation. For Federal income tax purposes, the Corporation files a consolidated return with its subsidiary Bank, using the accrual method of accounting. The Bank is, with certain exceptions, subject to the rules of Federal income taxation generally applicable to corporations. The maximum Federal corporate income tax rate for all taxable income including capital gains is currently 34%.

     Savings banks, such as the Bank, which meet certain definitional tests and conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code") may benefit from certain favorable provisions allowing a deduction from taxable income for a reasonable addition to the reserve for bad debts. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which are, in general, loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based on (1) loss experience, or (2) a percentage of taxable income (as computed before taking such deduction into account). The Bank computes its bad debt deduction each taxable year using the method providing for the maximum tax benefit.

     The addition to the bad debt reserve under the percentage of taxable income method is limited to 8% of the savings bank's taxable income (as compared with 40% under the law in effect before December 31, 1986). The percentage of taxable income method may not be used in any year in which less than 60% of the savings bank's total assets are "qualifying assets," which are, in general, cash, obligations of the U.S. or a state, certificates of deposit, and loans secured by interests in certain real property. Savings banks that fail to meet this 60% qualifying asset test are generally treated as commercial banks and are subject to the rules applicable to commercial banks.

     The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction allowable under the experience method is a preference item for purposes of computing the corporate minimum tax. For taxable years beginning after December 31, 1986, the corporate minimum tax is 20% alternative minimum tax imposed on taxable income increased by taxpayer's tax preferences as well as certain other adjustments. The list of tax preference items includes, among other items, a portion of the amount by which The savings bank's adjusted pre-tax book income, as set forth on its financial statements (or in certain circumstances, earnings and profits) exceeds alternative minimum taxable income (determined without regard to this preference and prior to reduction by net operating losses). For taxable years beginning after December 31, 1989, the computation of this tax preference item will be modified and will be based on adjusted current earnings.

     To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes distributions to shareholders (as dividends or redemptions of stock or in partial or complete liquidation) that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then the amounts considered distributed will be included in the Bank's taxable income. The amount considered distributed includes the federal income tax payable on the Excess Distribution. In contrast, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in distributions from the Bank's bad debt reserves. Distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation of the Bank generally are considered, in whole or in part, to result in distributions from the Bank's bad debt reserves and the supplemental reserve for losses on loans.

State Income Taxation
- ---------------------

     The Bank is taxed under the New Jersey Savings Institutions Tax Act. The tax is an annual privilege tax imposed at the rate of 3% on the net income of the Bank as reported for federal income tax purposes with certain modifications. The Corporation is taxed under the New Jersey Corporation Business Tax Act. If it meets certain tests, the Corporation would be taxed as an investment company at an effective annual rate of 2.34% of New Jersey taxable income. If it fails to meet such test, it will be taxed at an annual rate of 9.375% of New Jersey taxable income. As a Delaware business corporation, the Corporation is subject to an annual Delaware franchise tax.

          (3)  Monetary Policies

     The Corporation and its subsidiary Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Corporation to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Corporation.

          (4)  Employees

     The Corporation had 70 full-time and 12 part-time employees on December 31, 1995.

          (5)  Statistical Information

     The statistical information on the Corporation set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

               (a)  Distribution of Assets, Liabilities and
                    Shareholders' Equity; Interest Rates and
                    Interest Differential.

     Information regarding the distribution of assets, liabilities and shareholders' equity; interest rates and interest differential appear on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1995, and are incorporated herein by reference.

               (b)  Securities Portfolio

     The following table sets forth the carrying amount of securities at the dates indicated.

                                                      At December 31,
                                            -----------------------------------
                                              1995         1994          1993
                                            --------    ----------    ---------
                                                      (In thousands)
  U.S. government obligations and
   obligations of U.S. government
   agencies. . . . . . . . . . . .         $   12,584   $   15,295    $    6,599
  Obligations of states and
   political subdivisions. . . . .                804          770           966
  Mortgage-backed securities issued
    by Federal agencies . . .                  98,565      110,615       113,509
                                           ----------   ----------    ----------
                                           $  111,953   $  126,680    $  121,074
                                           ----------   ----------    ----------
                                           ----------   ----------    ----------

The mortgage backed securities owned by the Bank are high quality securities issued and guaranteed by either the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. These securities consist of pools of underlying mortgages with similar interest rates and similar maturities. The Bank receives a pro rata share (based on its percentage ownership in each individual pool) in the principal and interest cash flows to be received as the underlying mortgages are repaid by the mortgagors.

The overall return (i.e. yield) earned on mortgage backed securities is highly sensitive to repayments on the underlying mortgage loans which can be made before their scheduled maturity date. In periods of falling market interest rates, prepayment of the underlying mortgages may accelerate and reduce the yield on a particular mortgage backed security.

The credit risk associated with mortgage backed securities is nonexistent because payment of interest and ultimate repayment of principal is guaranteed by the Federal National Mortgage
Association, ("FNMA"), or the Federal Home Loan Mortgage
Corporation ("FHLMC"), as applicable.

At December 31, 1995 an interest rate decrease of 300 basis points would be expected to shorten the weighted average life of the mortgage backed securities portfolio from 3.3 years to approximately 1.7 years, and increases the value of the portfolio to approximately $101.8 million from $98.0 million, while an interest rate increase of 300 basis points would be expected to increase such weighted average life to approximately 3.5 years and reduce the value of the portfolio to $90.4 million.

     The following table sets forth the maturities and average weighted yields for the securities available-for-sale and investment securities, net, portfolios at December 31, 1995.
Yields on tax-exempt securities are shown on a fully tax-equivalent basis assuming an approximate 36% combined Federal and New Jersey State income tax rates:

                                                                               Mortgage-backed
                                                                Obligations      Securities
                                               U.S. Gov't.       of States         Issued
                              U.S. Gov't.        Agency        and Political     by Federal
                              Obligations      Obligations      Subdivisions      Agencies      Total
                             -------------    -------------    --------------     --------      ------
                                                 (Dollars in thousands)
Due within 1 year:
  Amount. . . . .              $ 10,072         $     --         $    --         $     --       $  10,072
  Yield . . . . .                 5.85%               --              --               --            5.85%

Due from 1-5 years:
  Amount. . . . .                   --             2,512              --               --           2,512
  Yield . . . . .                   --              5.90%             --               --            5.90%

Due from 5-10 years:
  Amount. . . . .                   --                --              --               --              --
  Yield . . . . .                   --                --              --               --              --

Due after 10 years:
  Amount. . . . .                   --                --             804               --             804
  Yield . . . . .                   --                --           11.00%              --           11.00%

Mortgage-backed
 securities issued
 by Federal agencies:
  Amount. . . . .                      --                --              --           98,565          98,565
  Yield . . . . .                      --                --              --             6.14            6.14%
                                  -------          --------         -------         --------        --------
Total:
  Amount. . . . .                 $10,072          $  2,512         $   804          $98,565        $111,953
  Yield . . . . .                    5.85%             5.90%          11.00%            6.14%           6.14%
                                  -------          --------         -------         --------        --------
                                  -------          --------         -------         --------        --------

     Mortgage-backed securities issued by Federal agencies are disclosed separately because the principal balance is not due at a single maturity date.

     At December 31, 1995, there were no securities held of a single issuer (excluding U.S. Government Obligations and U.S.
Government Agency Obligations) which exceeded 10% of shareholders' equity.

               (c)  Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio.

                                                               At December 31,
                                     -----------------------------------------------------------------
                                        1995          1994          1993          1992          1991
                                     ---------     ---------     ---------     ---------     ---------
                                                               (In thousands)
Real estate-mortgage.                $147,673      $ 138,975     $  123,539    $ 111,961     $ 102,813
Real estate-construction                8,536          6,454          4,379        6,172         6,394
Consumer. . . . . . .                  28,886         28,660         28,826       32,209        37,422
Commercial. . . . . .                  10,544          9,007          8,705        8,704         7,734
In-substance foreclosed
  loans. .                                 --            701            860          941         3,128
                                     --------       --------     ----------    ---------     ---------
    Total loans . . .                 195,639        183,797        166,309      159,987       157,491

Less: Unearned income.                   (467)          (474)          (514)        (664)         (389)
  Allowance for loan losses            (2,582)        (2,729)        (3,094)      (1,797)       (1,201)
     Valuation allowance                   --             --             --          (22)          (37)
                                     --------       --------     ----------    ---------     ---------

Net loans . . . . . .                $192,590       $180,594     $  162,701    $ 157,504     $ 155,864
                                     --------       --------     ----------    ---------     ---------
                                     --------       --------     ----------    ---------     ---------

           (d)  Maturity of Loans

 The following table sets forth the maturities and sensitivities of loans to changes in interest rates at December 31, 1995. The table does not take into consideration scheduled loan amortization or prepayments.

                                                           Maturing
                                     ----------------------------------------------------
                                       One Year    One Through     After
                                       or Less     Five Years    Five Years       Total
                                     ----------    ----------    ----------     ---------
                                                         (In thousands)
Real estate-mortgage. .               $  43,041    $59,827       $44,805        $ 147,673
Real estate-construction . .              8,536         --            --            8,536
Consumer. . . . . . . .                  16,434      8,990         3,462           28,886
Commercial. . . . . . .                  10,505         39            --           10,544
                                      ---------    -------       -------         --------
        Total loans . .               $  78,516    $68,856       $48,267         $195,639
                                      ---------    -------       -------         --------
                                      ---------    -------       -------         --------
Loans due after 1 year with:
  Predetermined interest
   rates.                                          $ 2,688       $35,661         $ 38,349
  Floating or adjustable
   interest rates . . . . .                         66,168        12,606           78,774
                                                   -------       -------         --------
                                                   $68,856       $48,267         $117,123
                                                   -------       -------         --------
                                                   -------       -------         --------

The following loan products are currently being offered by the
Bank:

     Residential First Real Estate Loans: The Bank makes available to potential borrowers in its primary consumer area a various range of residential loans including adjustable rate mortgage loans ("ARMS") and fixed rate loans up to terms of 30 years. ARMS are considered by management to be advantageous to the Bank because adjustable-rate loans better match its shorter term liability base.

     Under the Bank's current ARM programs, the potential borrower may choose among loans that have the initial interest rate fixed for one, three or five years before the adjustments begin. Currently, ARMS are indexed to the one, three or five year U.S. Treasury constant maturities. All of the Bank's residential mortgage lending is subject to non-discriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of Bank personnel, depending on the size of the loan. Generally, the Bank requires a loan to value ratio of no more than 80%. The collateral for these loans are borrowers who own primary residences. These loans represent the least degree of credit risk of all loan products offered (except loans secured by customers' deposits) by the Bank.

     In addition to interest earned on loans, the Bank receives fees for originating loans and for providing loan commitments. The Bank also charges fees for late payments and other miscellaneous services. Fees received in connection with loan originations are deferred and amortized into interest income over the estimated life of the loan.

     Construction Loans: The Bank provides financing for basically two different categories of construction loans. An individual construction loan is made to the intended occupant of a house to finance its construction. Construction loans are also made to developers who are in the business of improving lots and building homes for resale. Generally, the Bank requires a loan to value ratio of not more than 75% for these type of loans. These loans involve somewhat more risk than residential real estate loans. Loans to developers are riskier than an individual construction loan since payment of interest and repayment depends upon the sale of the individual houses in the development. Construction loans require approval by various levels of Bank personnel, depending on the size of the loan.

     Commercial (Small Business) Loans: As part of the overall diversification of the loan portfolio, the Bank will entertain loan requests from entities that manufacture wholesale or retail products and/or provide services in our market area. The Bank will consider the following types of credits: real estate loans, working capital lines of credit, and equipment/vehicle loans.
Since commercial lending entails greater risks than residential and construction lending and repayment generally depends upon the cash flows of the borrowing entity, interest rates are generally of a variable nature. Maturities or repricings are of shorter terms (generally no longer than five years). Depending on the types of collateral and repayment terms, loan to value ratios generally cannot be greater than 80%. Depending on the nature of the loan requests, commercial loans require approval at various levels of Bank personnel.

     Second Mortgage and Other Consumer Loans: The Bank also offers consumer loans which include second mortgage loans for a variety of purposes including the renovation or remodeling of property, or for uses unrelated to the security. Consumer loans for the purchases of automobiles are also originated. These type loans, in addition to being an important part of the Bank's orientation toward consumer financial services, help promote increased net interest income stability because of their somewhat shorter maturities and faster prepayment characteristics. These loans are made based on an evaluation of the collateral and potential borrower's creditworthiness, including such factors as income, other indebtedness and credit history. Generally, second mortgage loans do not exceed 80% of the value of the collateral, less the outstanding balance of any fixed mortgage loan. These loans pose more credit risk than residential first real estate loans, but is offset by higher interest rates and are of a variable nature and shorter-term.

     Other Types of Lending: The Bank will also offer collateral loans (secured by deposit at the Bank or readily marketable securities) and personal loans to individuals. These are generally loans of small dollar amounts and shorter terms. Collateral loans offer no credit risk because of their 100% secured status, and personal loans offer minimal credit risk because of their small balances (average balance was less than $5,000 at December 31, 1995).

     The Bank will from time to time issue (for a fee) a standby letter of credit which is an obligation of the Bank to a third party that in the event a particular act or deed of one of the Bank's borrowers is not performed, then the Bank will reimburse that third party. The most common purpose is to guaranty the workmanship within a housing tract. Standby letters of credit are issued to the Bank's most credit-worthy customers and require the same diligence as the Bank would exercise in underwriting a loan in the amount of the guaranty. At December 31, 1995 the total amount of standby letters of credit outstanding totaled $1.5 million.

     Although New Jersey lost approximately 27,000 corporate jobs through layoffs during 1995, private sector employment grew by close to 40,000 jobs. New Jersey still enjoys the nation's second-highest per capita income ($27,742), behind only Connecticut. The central New Jersey counties of Somerset and Hunderdon (the Bank's primary lending areas), together with Mercer, Middlesex and Monmouth counties issued 39% (5,971) of all building permits issued by New Jersey's 21 counties during the first nine months of 1995. Somerset County still ranks in the top five counties in the nation in terms of per capita income. Because the Bank's primary lending area is still considered to be one of the "prime" economic and residential areas in New Jersey, any economic downturn in the state is expected to have a less significant impact on the Bank's operating results.

               (e)  Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets, which includes ninety days or more past due loans, nonaccrual loans, and real estate acquired by foreclosure:

                                                               At December 31,
                                  -----------------------------------------------------------------------
                                     1995            1994            1993           1992          1991
                                  ---------       ---------       ---------      ---------     ----------
                                                          (Dollars in thousands)
Loans:
  90 days or more past
   due .                          $1,055          $  321          $  899         $  696        $   992
Nonaccrual loans . .                  --             197             734             --             --
In-substance foreclosed
 loans . .                            --             701             860            941          3,128
                                  ------          ------          ------         ------        -------
  Total non-performing
   loans                           1,055           1,219           2,493          1,637          4,120
Real estate acquired by
  foreclosure. . . .                 170           1,083           1,828          1,385            750
                                  ------          ------          ------         ------        -------

   Total nonperforming
    assets . .                     1,225           2,302           4,321          3,022          4,870
Loans with modified
 terms. .                             --              --              --          1,808            931
                                  ------          ------          ------         ------        -------
                                  $1,225          $2,302          $4,321         $4,830        $ 5,801
                                  ------          ------          ------         ------        -------
                                  ------          ------          ------         ------        -------

Total non-performing
 loans as a percentage
 of total net loan                  .55%            .67%           1.53%          1.04%          2.64%
Non-performing assets
 as a percentage of
 total net loans and
 real estate acquired
 by foreclosure . . . .             .64%           1.27%           2.63%          3.04%          3.70%

     Gross interest on non-performing loans at December 31, 1995 that would have been recorded in accordance with the original terms of these loans had they been performing totaled $117,000 for 1995. Interest income recognized on non-performing loans at December 31, 1995 totaled $5,000.

     The accrual of income on loans is generally discontinued and all interest income previously accrued and unpaid is deducted from income when a loan becomes more than ninety days delinquent, or when certain factors indicate reasonable doubt as to the timely collectibility of such income. Loans on which the accrual of income has been discontinued are designated as nonperforming loans and income is recognized subsequently only in the period collected.

     At December 31, 1995, there were no loans, other than those referred to above or included in the above table, which could be considered potential problem loans. It is management's policy to review all delinquent loans to determine future collectibility of both principal and interest.

     At December 31, 1995, there were no concentrations of loans exceeding 10% total loans outstanding.

               (f)  Summary of Loan Loss Experience and
                    Allocation of the Allowance for Loan
                    Losses

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience, the borrower's ability to repay, collateral value and other factors that warrant recognition in providing an adequate allowance. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     The following table analyzes the allowance for loan losses for the years indicated.

                                                              Year Ended December 31,
                                  ---------------------------------------------------------------------------
                                     1995              1994            1993            1992           1991
                                  ----------        ----------      ----------      ----------     ----------
                                                              (Dollars in Thousands)

Beginning balance. .               $2,729            $3,094          $  1,797        $  1,201       $   763
Loans charged off:
    Real estate. . .                 (213)             (787)             (891)           (365)         (347)
    Consumer . . . .                 (252)              (38)             (128)            (34)         (124)
                                   ------            ------          --------        --------       -------
                                     (465)             (825)           (1,019)           (399)         (471)

Recoveries:
    Real estate. . .                    9                 4                --               8            17
    Consumer . . . .                    9                 6                26              42            10
                                   ------            ------          --------        --------       -------
                                       18                10                26              50            27
                                   ------            ------          --------        --------       -------

Net charge-offs. . .                 (447)             (815)             (993)           (349)         (444)
Provision for loan
 losses. .                            300               450             2,290             945           882
                                   ------            ------          --------        --------       -------

Ending balance . . .               $2,582            $2,729          $  3,094        $  1,797       $ 1,201
                                   ------            ------          --------        --------       -------
                                   ------            ------          --------        --------       -------
Ratio of net charge-offs
 during the period to
 average loans
 outstanding during the
 period .                             .24%              .47%              .63%            .22%          .30%

    The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                        At December 31,
                                 -------------------------------------------------------------
                                    1995         1994         1993         1992         1991
                                 ---------    ---------    ---------    ---------    ---------
                                              (In thousands)
Real estate. . . . .               $1,432       $2,198       $1,968       $1,483       $ 1,025
Consumer and other .                1,150          531        1,126          314           176
                                   ------       ------       ------       ------       -------
Total allowances for
 loan losses . . . . .             $2,582       $2,729       $3,094       $1,797       $ 1,201
                                   ------       ------       ------       ------       -------
                                   ------       ------       ------       ------       -------

    The percentage of loans in each category to total loans is as follows:

                                                        At December 31,
                                    -------------------------------------------------------------
                                       1995         1994         1993         1992         1991
                                    ---------    ---------    ---------    ---------    ---------
                                                 (In thousands)
Real estate-mortgage . .              75.49%       75.61%       74.25%        69.98%        65.28%
Real estate-construction. .            4.36         3.51         2.64          3.86          4.06
Consumer. . . . . .                   14.76        15.60        17.35         20.13         23.76
Commercial. . . . .                    5.39         4.90         5.24          5.44          4.91
In-substance foreclosed
 loans. .                                --          .38          .52           .59          1.99
                                     ------       ------       ------        ------       -------
        Total . . .                  100.00%      100.00%      100.00%       100.00%       100.00%
                                     ------       ------       ------        ------       -------
                                     ------       ------       ------        ------       -------

   (g)              Deposits

     The average balance of deposits and the average rates paid thereon are summarized in Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential, on page 18 of the Annual Report to Shareholders for the year ended December 31, 1995, and are incorporated herein by reference.

     (h)  Maturities of Time Deposits

The following table summarizes the maturity distribution of all time market rate certificates in amounts of $100,000 or more, at December 31, 1995. There are no other time deposits in amounts of $100,000 or more.

                 Maturity                       Amount
                                                (In thousands)
          3 months or less . . . . . . .         $ 3,333
          Over 3 through 6 months. . . .           1,862
          Over 6 through 12 months . . .           4,390
          Over 12 months . . . . . . . .           3,468
                                                 --------
                  Total. . . . . . . . .         $13,053
                                                 --------
                                                 --------

          The above table includes accounts in domestic bank offices. The Bank does not have any foreign banking offices.

          (i)  Return on Equity and Assets

          The following table shows the operating and capital ratios for the Corporation for the years indicated.

                                                  Year Ended December 31,
                                              --------------------------------
                                                1995       1994        1993
                                              ---------  ---------   ---------

Net income to average assets.                     .80%       .88%        .81%
Net income to average shareholders
    equity. . . . . . . . . .                   10.53     12.33        11.22
Dividend payout ratio . . . .                   31.90     25.84        25.00
Average shareholders' equity to
    average total assets. . .                    7.64      7.14         7.20

Note:     The above figures reflect the effect of the three-for-two stock split paid in the form of a stock dividend on December 1, 1993.


     (j)  Short-term Borrowings

                                                                     At December 31,
                                                             -------------------------------
                                            Interest Rate      1995        1994       1993
                                            -------------    --------    --------   --------
                                                        (In thousands)
Federal Home Loan Bank of
  New York Advance. . . .                        5.375%          $10,000    $    --   $    --
Borrowings under repurchase
  agreements:
  Collateralized by U.S. Treasury
  securities and obligations of
  U.S. government agencies with
  a carrying value, including
  accrued interest receivable, of
  $9,982. . . . . . . . .                        6.430%               --      9,792        --
                                                                 -------    -------   -------
                                                                 $10,000    $ 9,792   $    --
                                                                 -------    -------   -------
                                                                 -------    -------   -------

     The Corporation may enter into sales of securities under repurchase agreements. Such agreements are treated as financings and the obligations to repurchase the same securities sold are reflected as a liability in the Consolidated Balance Sheet. The dollar amount of securities underlying the agreements are book entry securities.

     At December 31, 1995, there were no agreements outstanding to repurchase the same securities. At December 31, 1994, agreements outstanding to repurchase the same securities totaled $9,792,000. At December 31, 1993, there were no agreements outstanding to repurchase the same securities.

     Agreements to repurchase the same securities averaged $4,300,000 and $1,896,000 for the years ended December 31, 1995 and 1994, respectively. The maximum amounts outstanding at any month-end under such agreements during the years ended December 31, 1995 and 1994 totaled $9,735,000 and $9,792,000, respectively.
Accrued interest payable totaled $-0- and $18,000 at December 31, 1995 and 1994, respectively. The average interest rate on such agreements was 6.33% and 5.54% for the years ended December 31, 1995 and 1994, respectively.

               (k)  Competition

     The Bank faces significant competition both in making mortgage and consumer loans and in attracting deposits. The Bank's competition for loans comes principally from savings and loan associations and savings banks, mortgage banking companies (many of which are subsidiaries of major commercial banks), insurance companies and other institutional lenders. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, credit unions and other financial institutions. The Bank faces additional competition for deposits from short-term money market funds, stock funds, and other corporate and government securities funds. In light of the elimination of federal interest rate controls on deposits, the Bank may face increasing competition among financial institutions for deposits. Competition may increase as a result of the continuing reduction in the effective restrictions on the interstate operations of financial institutions. Many of the Bank's competitors, whether traditional financial institutions or otherwise, have much greater financial and marketing resources than those of the Bank.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers and their real estate brokers and print media. It competes for deposits through pricing and the offering of a variety of deposit accounts.

               (l)  Executive Officers

     Information concerning executive officers of the Corporation during fiscal year 1995, who were not also directors of the Corporation, is also provided below.

                         Positions with Corporation and
Name and Age        Business Experience for Past Five Years
- -----------------   ---------------------------------------------
Lucille H. Daniel   Vice President and Secretary of the Corporation
Age 61               and the Bank.

John J. Lukens      Senior Vice President of the Corporation and
Age 48              Senior Vice President, Senior Loan Officer of
                    the Bank since June, 1992.  Prior to such
                    time, he was a Vice President and Credit
                    Officer at National Westminster Bank, New
                    Jersey.

Item 2.        Properties
- -------------------------

     The following table sets forth certain information to each of the Bank's offices. The total net book value of the Bank's premises and equipment at December 31, 1995, was $3.2 million. See
Note 6 to the Consolidated Financial Statements. The Corporation believes that its facilities are adequate for the conduct of its current business.

                                                                    Expiration
                                                                  Date of Current        Lease
Location:                           Opened     Owned    Leased      Lease Term       Renewal Option
- ---------                           ------     ------   ------    ---------------    --------------

Main office                          1869         X
9 West Somerset Street
Raritan, New Jersey  08869

Branches:
- --------

1921 Washington Valley Rd            1976         X
Martinsville, NJ 08836

151 Adamsville Road                  1980                   X         2001              one 6-year
Somerville, NJ 08876                                                                      option

51 Mountain Boulevard                1991         X
Warren, New Jersey  07059

Whitehouse Mall                      1991                   X         1996              two 5-year
Routes 22 East and 523                                                                    options
Whitehouse Station, NJ
  08889

Loan Production Office
- ----------------------

28 West Somerset Street              1987                   X         1996              two 5-year
Raritan, NJ 08869                                                                         options

Item 3.   Legal Proceedings
- ---------------------------

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     Not applicable.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
Shareholder Matters

          (a)  Market Information

     Raritan Bancorp's common stock is quoted on the NASDAQ
National Market System under the symbol "RARB."

     The following table presents the range of the high and low prices for Raritan Bancorp's common stock as obtained from NASDAQ.

                                    1995                               1994
                         ---------------------------        --------------------------
Quarter Ending            High                 Low            High               Low
- --------------           --------           --------        -------            -------
March 31. . . . .         $21.75             $17.00          $15.50             $14.25
June 30 . . . . .          22.25              20.75           16.75              14.50
September 30. . .          22.50              21.00           18.00              16.00
December 31 . . .          22.50              21.50           18.50              17.00

     (b)  Shareholders

     At March 11, 1996 Raritan Bancorp, Inc. had approximately 550 shareholders of record, including brokerage firms, banks and registered clearing agencies acting as nominees for an indeterminate number of beneficial owners.

     (c)  Dividends

     Subject to applicable law, the Board of Directors of the Corporation and the Bank may each provide for the payment of dividends.

     The Bank will not be permitted to pay dividends on its capital stock if its retained earnings would thereby be reduced below the amount required for the liquidation account established at the time of its conversion to stock form (approximately $789,000 at December 31, 1995), or applicable regulatory capital requirements. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. The Bank has designated a capital surplus of $2.0 million, which is not available for the payment of dividends.

     The Bank may pay cash dividends when its Board of Directors determines that dividend payments are appropriate, taking into account factors including, without limitation, the Bank's net income, capital requirements, financial condition, alternative investment options, tax implications, prevailing economic conditions, industry practices, and other factors deemed to be relevant at the time. The Corporation expects to follow the same dividend policy as that of the Bank. The Corporation is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Corporation (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

     During the years ended December 31, 1995 and 1994, the Corporation declared and paid cash dividends totaling $.52 and $.46, respectively, per common share.

     On January 18, 1996, the Board of Directors of the Corporation declared a quarterly cash dividend in the amount of $.15 per common share. The dividend was paid on March 1, 1996 to shareholders of record as of February 15, 1996.

Item 6.   Selected Financial Data

     Information relating to Selected Consolidated Financial Data on page 9 of the Annual Report to Shareholders for the year ended
December 31, 1995 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 20 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Report by KPMG Peat Marwick LLP dated January 18, 1996, appear on pages 23 to 38 of the Annual Report to Shareholders for the year ended December 31, 1995 and are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                             PART III


Item 10.  Directors and Officers of the Registrant

     Information is contained in "Election of Directors" on pages
4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 27, 1996, and is incorporated herein by reference. Information regarding executive officers who are not also directors of the Corporation or the Bank is contained in Part I of this report in reliance of General Instruction G.

Item 11.  Executive Compensation

     Information is contained in Compensation of Directors and Officers on pages 6 through 10, inclusive, of Raritan Bancorp
Inc.'s Proxy Statement dated March 27, 1996 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information is contained on pages 4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 27, 1996 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information is contained in Certain Relationships and Related Transactions on page 10 of Raritan Bancorp Inc.'s Proxy Statement dated March 27, 1996, and is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a)  (1)  Consolidated Financial Statements

     The following financial statements are incorporated herein by reference to the Annual Report to Shareholders for the year ended
December 31, 1995, a copy of which is attached hereto.

                                                 Annual Report
                                               Page Reference
                                               --------------
     Consolidated Balance Sheets . . . .             21

     Consolidated Statements of Income .             22

     Consolidated Statements of Changes in
         Shareholders' Equity. . . . . .             23

     Consolidated Statements of Cash Flows           24
     Notes to Consolidated Financial
         Statements. . . . . . . . . . .            25-37

     Independent Auditors' Report. . . .             38

          (2)  Consolidated Financial Statement Schedules

     All statement schedules are omitted as the information, if applicable, is presented in the above financial statements or notes thereto.

          (b)  Reports on Form 8-K

     None

          (c)  Exhibits Required by Securities and Exchange
               Commission Regulation S-K.

Exhibit
Number
- -------
3.1     Certificate of Incorporation of Raritan Bancorp, Inc.
        (filed as Exhibit 3.1 to the Form S-1 Registration
        Statement filed by Raritan Bancorp, Inc. on March 10,
        1987, Registration No. 33-12539).

3.1(a) Certificate of Amendment to the Certificate of Incorporation of Raritan Bancorp, Inc.

3.2 Bylaws of Raritan Bancorp, Inc. (filed as Exhibit 3.2 to the Form S-1 Registration Statement filed by Raritan
        Bancorp, Inc., Statement No. 33-12539 and Exhibit 28.1 to the Form 8-K filed on December 21, 1990).

10.1    Raritan Bancorp, Inc. Incentive Stock Option Plans (see
        Annex A to the Proxy Statement dated March 23, 1988 and
        Exhibit A to the Proxy Statement dated March 24, 1993).

10.2    Raritan Bancorp, Inc. Stock Option Plan for Outside
        Directors (see Exhibit B to the Proxy Statement dated
        March 24, 1993).

10.3    Employment Agreement with Arlyn D. Rus (filed as
        Exhibit 10.2 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc., Registration No. 33-12539).

10.4    Employment Agreement with Thomas F. Tansey (filed as
        Exhibit 10.3 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc., Registration No. 33-12539).

10.5    Amended and Restated Special Termination Agreements with
        Lucille H. Daniel (the original Special Termination
        Agreements were filed as Exhibit 10.4 to the Form S-1
        Registration Statement filed by Raritan Bancorp, Inc.,
        Registration No. 33-12539).

10.6 Special Termination Agreement with John J. Lukens (filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.7    The Raritan Savings Bank Employee Stock Ownership Plan
        ("ESOP") and Employee Stock Ownership Trust ("ESOT")
        (filed as Exhibit 10.5 to the Form S-1 Registration
        Statement filed by Raritan Bancorp, Inc., Registration
        No. 33-12539).

10.8    ESOP Financing Agreement (filed as Exhibit 10.6 to
        Amendment No. 1 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc. and assigned Registration
        No. 33-12538).

10.9    Supplemental Executive Retirement Plan I (filed as
        Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.10   Supplemental Executive Retirement Plan II (filed as
        Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1994).

11 Computation of net income per share (Incorporated by reference to "Financial Highlights" on page 1, and the Consolidated Statements of Income on page 22, of the Annual Report to Stockholders for the year ended December
        31, 1995).

13      Annual Report to Shareholders for the year ended December
        31, 1995.

22      Subsidiaries of Raritan Bancorp, Inc.*

24      Accountants' Consent.

_________________________
*  See Part 1, Item 1(a) of Form 10-K.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   RARITAN BANCORP, INC.



                                   By:  /s/ Arlyn D. Rus
                                        -------------------------
                                        Arlyn D. Rus, President and
                                        Chief Executive Officer

Date:   March 14, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 1996, by the following persons on behalf of the Registration and in the capacities indicated.


/s/ Arlyn D. Rus                  /s/ Thomas F. Tansey
- ------------------------------    ------------------------------
Arlyn D. Rus,                     Thomas F. Tansey, Executive Vice
 Chairman of the Board,            President, Chief Operating
 President and Chief               Officer and Treasurer
 Executive Officer                Director
                                  (Principal Financial and
                                   Accounting Officer)


/s/ William T. Anderson           /s/ Richard E. Fischer
- ------------------------------    ------------------------------
William T. Anderson, Director     Richard E. Fischer, Director


/s/ William T. Kelleher, Jr.      /s/ William W.  Crouse
- ------------------------------    ------------------------------
William T. Kelleher, Jr.,         William W.  Crouse
Director