Form 10-Q
period 1995-03-31
RARITAN BANCORP INC
filed 1996-05-10
CIK 811434

United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                  For the Period Ended March 31, 1996

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

                                     X   Yes              No
                                    ---               ---

                 Applicable only to corporate issuers:

As of May 1, 1996, 1,425,189 common shares, $.01 par value per share were outstanding.

PAGE

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

PAGE

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                     March 31, 1996         December 31, 1995
                                     (Unaudited)            (Audited)
- -------------------------------------------------------------------------------

Assets:
Cash and due from banks              $  8,490               $  8,586
Federal funds sold                     10,000                 31,300
Short-term investment                  14,000                     --
- -------------------------------------------------------------------------------
  Total cash and cash equivalents      32,490                 39,886
Securities available-for-sale,
  at fair value                        50,000                 50,547
Investment securities, net (fair
  value: $58,182 at March 31, 1996
  and $60,831 at December 31,
  1995)                                59,455                 61,406
Loans:                                197,534                195,639
  Less: Unearned income                   440                    467
        Allowance for loan losses       2,606                  2,582
- -------------------------------------------------------------------------------
    Net loans                         194,488                192,590
- -------------------------------------------------------------------------------
Banking premises and equipment, net     3,295                  3,231
Federal Home Loan Bank of
  New York stock, at cost               2,669                  2,669
Accrued interest receivable             1,995                  1,859
Other assets                            2,449                  2,622
- -------------------------------------------------------------------------------
Total assets                         $346,841               $354,810
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity:

Due to depositors:
  Interest-bearing                   $299,343               $294,210
  Non-interest-bearing                 19,222                 20,828
- -------------------------------------------------------------------------------
    Total deposits                    318,565                315,038
Borrowings                                206                 10,206
Accrued interest payable                   55                     61
Accrued expenses and other
  liabilities                           2,899                  3,157
- -------------------------------------------------------------------------------
    Total liabilities                 321,725                328,462
- -------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    3,500,000 shares authorized,
    1,725,000 shares issued with
    1,426,689 shares outstanding
    at March 31, 1996 and 1,492,189
    shares outstanding at
    December 31, 1995                      17                     17
Additional paid-in capital             10,596                 10,598
Retained earnings                      18,323                 17,801
Fair value adjustment of securities
  available for sale, net of tax          108                    416
Less: Unallocated common stock
        acquired by the ESOP             (206)                  (206)
      Cost of common stock in
        treasury, 298,311 shares at
        March 31, 1996 and 232,811
        shares at December 31,1995     (3,722)                (2,278)
- -------------------------------------------------------------------------------
        Total shareholders' equity     25,116                 26,348
Commitments and contingencies
- -------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                             $346,841               $354,810
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

                      RARITAN BANCORP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                 (Unaudited)

                                        Three Months Ended
                                             March 31,
- --------------------------------------------------------------------------------------
                                        1996              1995
- --------------------------------------------------------------------------------------
Interest income:
  Interest and fees on real estate
    loans                            $   3,096         $   2,832
  Interest and fees on other loans         903               856
  Interest and dividends on
    investment securities:
      Taxable                            1,692             1,882
      Tax-exempt                            13                13
  Interest on deposits in other
    banks                                  315                95
- ---------------------------------------------------------------------------------------
      Total interest income              6,019             5,678
- ---------------------------------------------------------------------------------------
Interest expense:
  Interest on deposit accounts           3,210             2,859
  Interest on borrowings                    10               148
- ---------------------------------------------------------------------------------------
      Total interest expense             3,220             3,007
- ---------------------------------------------------------------------------------------
    Net interest income                  2,799             2,671
Provision for loan losses                   75                75
- ---------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                        2,724             2,596

Other income:
  Service charges and other income         174               151
- ---------------------------------------------------------------------------------------
      Total other income                   174               151
- ---------------------------------------------------------------------------------------
Operating expenses:
  Salaries and employee benefits           907               853
  Occupancy expense                        199               159
  FDIC insurance premium                    43               169
  Net cost of operation of
    other real estate                        8                20
  Other operating expenses                 560               506
- ---------------------------------------------------------------------------------------
      Total operating expenses           1,717             1,707
- ---------------------------------------------------------------------------------------
Income before income tax expense         1,181             1,040
Income tax expense                         438               387
- ---------------------------------------------------------------------------------------
Net income                           $     743         $     653
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Average number of shares outstanding 1,597,324         1,629,686
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------
Net income per share                 $    0.46         $    0.40
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

                      Raritan Bancorp Inc. and Subsidiary
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                     For the Nine Months Ended March 31,
                                       1996                   1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                           $   743                $   653
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Increase in accrued interest
   receivable                           (136)                   (28)
  Amortization on securities, net         54                     27
  Provision for loan losses               75                     75
  Increase (decrease) in accrued
   interest payable                       (6)                     8
  Increase in accrued expenses            69                     83
  Increase in prepaid expenses          (127)                  (254)
  Depreciation                            89                     91
  Deferred income taxes                  (79)                   (11)
  Increase in income taxes payable       492                    398
  Net decrease, other                   (310)                  (769)
- -------------------------------------------------------------------------------
Total cash provided by operating
  activities                             864                    273
- -------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from call and repayments
   of securities available-for-sale    3,017                    814
  Proceeds from repayments of
   investment securities, net          1,928                  2,799
  Purchase of securities available-
   for-sale                           (2,962)                     -
  Purchase of Federal Home Loan
   Bank of New York stock                  -                     (4)
  Net disbursements from loans        (1,950)                (4,279)
  Proceeds from disposal of real
   estate acquired by foreclosure          -                     25
  Capital expenditures                  (153)                    (2)
- -------------------------------------------------------------------------------
Net cash used in investing activities   (120)                  (647)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in demand deposits,
  money market accounts, NOW
  accounts, prime performance
  accounts, and savings accounts      (3,776)               (13,083)
 Net increase in market-rate
  certificates                         7,303                 12,240
 Common stock sold under stock
  option plan                             30                      -
 Treasury stock acquired, at cost     (1,476)                     -
 Repayment of advance from Federal
  Home Loan Bank of New York         (10,000)                     -
 Net change in borrowing under
  repurchase agreement                     -                 (2,953)
 Cash dividends paid                    (221)                  (196)
- -------------------------------------------------------------------------------
Net cash used in financing
 activities                           (8,140)                (3,992)
- -------------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                          (7,396)                (4,366)
Cash and cash equivalents at
 beginning of period                  39,886                 16,343
- -------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                       $32,490                $11,977
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Supplemental schedule of cash
 flow information:
Interest paid                        $ 3,226                $ 2,848
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Income taxes paid                    $    25                $     -
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Mortgage loans originated to
 refinance the disposal of real
 estate acquired by foreclosure      $     -                $    75
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

               RARITAN BANCORP INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1: The consolidated financial statements include the accounts of the Raritan Bancorp Inc. ("Corporation") and its wholly-owned subsidiary, The Raritan Savings Bank ("Bank").

The consolidated balance sheet at March 31, 1996, the consolidated statements of income for the three month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at March 31, 1996 for all periods presented have been made.

Included in cash and cash equivalents are cash, amounts due from banks, federal funds sold and term deposits with original maturities of less than ninety days. Generally, federal funds sold are for one-day periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1995 audited financial statements and notes thereto.

Interim results are not necessarily indicative of results for the full year.

Note 2: Securities available for sale, at fair value, and investment securities, net:

The amortized cost of securities and their estimated fair values at March 31, 1996, were as follows:

                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized    Fair
                                   Cost       Gains      Losses      Value
- ----------------------------------------------------------------------------
                                               (Unaudited)
                                              (In thousands)
Securities available-for-sale,
 at fair value:
U.S. Treasury securities and
 obligations of U.S. Government
  agencies                         $14,482  $ 23       $   (49)    $14,456
Obligations of states and
 political subdivisions                761    40             -         801
Mortgage-backed securities issued
 by Federal agencies                34,595   421         (273)     34,743
- ----------------------------------------------------------------------------
                                   $49,838  $484       $  (322)    $50,000
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued
 by Federal agencies               $59,455  $  -       $(1,273)    $58,182
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

PAGE

The amortized cost of securities and their estimated fair values at December 31, 1995 were as follows:

                                              Gross      Gross     Estimated
                                 Amortized  Unrealized Unrealized    Fair
                                   Cost       Gains      Losses      Value
- ----------------------------------------------------------------------------
                                               (Unaudited)
                                              (In thousands)
Securities available-for-sale,
 at fair value:
U.S. Treasury securities and
 obligations of U.S. Government
  agencies                         $12,533  $ 51       $   -       $12,584
Obligations of states and
 political subdivisions                761    43           -           804
Mortgage-backed securities issued
 by Federal agencies                36,630   579         (50)       37,159
- ----------------------------------------------------------------------------
                                   $49,924  $673       $ (50)      $50,547
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued
 by Federal agencies               $61,406  $  -       $(575)      $60,831
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

There were no sales of securities during the three month periods ended March 31, 1996 and 1995.

Note 3: Loans and Allowance for Loan Losses

Loans are summarized as follows:

                                   March 30, 1996    December 31, 1995
                                   (Unaudited)            (Audited)
- -----------------------------------------------------------------------------------
                                             (In thousands)
Real estate:
 Conventional                      $148,712               $147,673
 Construction                         8,216                  8,536
- -----------------------------------------------------------------------------------
                                    156,928                156,209
Consumer loans                       29,513                 28,886
Commercial loans                     11,093                 10,544
- -----------------------------------------------------------------------------------
                                   $197,534               $195,639
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

The activity in the allowance for loan losses follows:

                                   Three Months Ended
                                       March 31,
- -------------------------------------------------------------------------------------
                                   1996     1995
- -------------------------------------------------------------------------------------
                                        (Unaudited)
                                      (In thousands)
Balance at beginning of period     $2,582   $2,729
Provision charged to operations        75       75
Charge-offs                           (54)     (89)
Recoveries                              3        -
- --------------------------------------------------------------------------------------
Balance at end of period           $2,606   $2,715
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

PAGE

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent, totaled $2,588,000 and $1,225,000 at March 31, 1996 and December 31, 1995,
respectively, as follows:

                                   March 31, 1996      December 31, 1995
- ------------------------------------------------------------------------
                                Number    Amount        Number      Amount
Description:                   of Loans (In thousands) of Loans (In Thousands)
- ------------------------------------------------------------------------
                                        (Unaudited)        (Audited)
- ------------------------------------------------------------------------
First mortgage loans                5      $  831         3      $  317
Home equity loans                   1          37         2          36
Second mortgage loans               -           -         2          98
Consumer loans                      1          12         -           -
Commrecial loans                    3         354         2         326
Loans with modified terms           3         271         3         278
- ------------------------------------------------------------------------
 Total non-performing loans        13       1,505        12       1,055
Real estate acquired by
 foreclosure (included
 in Other Assets)                   1         170         1         170
- ------------------------------------------------------------------------
                                   14       1,675        13       1,225
Non-accrual loans less
 than 90 days delinquent            4         913         -           -
- ------------------------------------------------------------------------
                                   18      $2,588        13      $1,225
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $55,000 and $75,000 for the three months ended March 31, 1996 and 1995, respectively.

At March 31, 1996 and December 31, 1995, the Corporation had impaired loans totaling $1,505,000 and $1,055,000, respectively. The Corporation calculated a total allowance of $273,000 and $122,000 at March 31, 1996 and December 31, respectively. Impaired loans averaged $1,742,000 and $1,124,000 for the three months ended March 31, 1996 and 1995, respectively. Interest income totaling $23,000 and $3,000 was recognized, all on a cash basis, on impaired loans for the three months ended March 31, 1996 and 1995, respectively.


Note 4:  Pending Acquisition and Merger ("Manville"):

On March 8, 1996, the Federal Deposit Insurance Corporation stated in writing that it intends to issue a letter of non-objection to the conversion of Manville Savings Bank, SLA from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank by merging with, and into the Raritan Savings Bank pursuant to a merger agreement. Raritan Bancorp is to issue shares of conversion stock in an offering to the depositors of Manville Savings. The conversion and merger are being conducted pursuant to a plan of conversion. The plan of conversion and the merger of Manville Savings into Raritan Savings have been approved by the Commissioner of Banking of the State of New Jersey. The merger is also subject to, among other things, the approval of the plan of conversion by Manville Savings' depositors.

The transaction is expected to close during the second quarter of 1996.

At March 31, 1996, Manville had total assets of $15.6 million and total deposits of $14.1 million.
PAGE

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

At March 31, 1996, the Corporation's total assets decreased to $346.8 million from $354.8 million at December 31, 1995. Net loans and deposits increased to $194.5 million and $318.6 million, respectively, from $192.6 million and $315.0 million, respectively, at December 31, 1995. Deposit inflows, exclusive of interest credited, exceeded outflows by $.3 million during the first three months of 1996.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled $2,588,000 or 1.33% of total net loans plus real estate acquired by foreclosure at March 31, 1996, compared to $1,225,000 or 0.64% of total net loans plus real estate acquired by foreclosure at December 31, 1995.

During each of the three month periods ended March 31, 1996 and 1995, the Corporation added $75,000 respectively, to the allowance for loan losses. The identical provisions were in response to a strengthening economy and recovering real estate market in central New Jersey, together with aggressive recognition and resolution of existing and potential problem areas. The overall loan portfolio is also reviewed when calculating the provision.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $2,588,000 and $1,225,000 at March 31, 1996 and December 31, 1995, respectively, as follows:

                                   March 31, 1996      December 31, 1995
- ------------------------------------------------------------------------
                                Number    Amount        Number      Amount
Description:                   of Loans (In thousands) of Loans (In Thousands)
- ------------------------------------------------------------------------
                                        (Unaudited)        (Audited)
- ------------------------------------------------------------------------
First mortgage loans                5      $  831         3      $  317
Home equity loans                   1          37         2          36
Second mortgage loans               -           -         2          98
Consumer loans                      1          12         -           -
Commrecial loans                    3         354         2         326
Loans with modified terms           3         271         3         278
- -------------------------------------------------------------------------
 Total non-performing loans        13       1,505        12       1,055
Real estate acquired by
 foreclosure (included              1         170         1         170
 in Other Assets)
- -------------------------------------------------------------------------
                                   14       1,675        13       1,225
Non-accrual loans less than
 90 days delinquent                 4         913         -           -
- -------------------------------------------------------------------------
                                   18      $2,588        13      $1,225
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------


Of the thirteen non-performing loans at March 31, 1996, twelve ($1,476,000) are collateralized by real estate and one ($29,000) is unsecured. Real estate acquired by foreclosure consists of one single-family residence. The four non-accrual loans are secured by real estate.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,238,000 has been allocated to such loans, together with a general allowance of $1,368,000 on the remaining loan portfolio taken as a whole.

On an ongoing basis, management reviews the overall adequacy of the allowance for loan losses based on an evaluation of the risk characteristics of the loan portfolio both on potential individual problem loans,
PAGE
and on the aggregate loan portfolio taken as a whole. Such factors as the financial condition of the borrower, the fair value of the underlying collateral and other items which, in management's opinion, deserve recognition in estimating the adequacy of the allowance for loan losses are evaluated. When reviewing the adequacy of the allowance for loan losses, management reviews the status of the current (and potential) non-performing loans, delinquency trends, coverage ratios and various economic and other factors, and determines what levels of allowance for loan losses are necessary to absorb current losses in the loan portfolio.

Shareholders' equity totaled $25.1 million, or $17.60 per share at March 31, 1996, compared to $26.3 million, or $17.66 per share at December 31, 1995. The decrease in shareholders' equity is the result of net income totaling $743,000 for the three months ended March 31, 1996, the issuance of 3,000 shares of common stock for $30,000 via the exercise of stock options, offset by a decrease in the fair value adjustment of securities available-for-sale of $308,000, dividend payments of $221,000 to shareholders and the repurchase of 68,500 shares of the Corporation's common stock for $1,476,000.


Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $743,000 for the first quarter of 1996 compared to $653,000 for the same period in 1995.

Net interest income increased for the first quarter of 1996 to $2,799,000 from $2,671,000, or 4.8%, for the comparable quarter in 1995, as a result of an increase in average net earning assets to $34.9 million from $29.2 million a year earlier, offset by a decrease in the interest rate spread to 2.92% from 2.99% a year earlier. Higher cost of consumer deposit rates (when compared to the first three months of 1995) contributed to the decrease in the interest rate spread.

Net interest income for the first three months of 1996 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than ninety days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans,and real estate acquired by foreclosure for the first three months of 1996 was approximately $55,000 compared to $75,000 for the corresponding 1995 period.

The provision for loans losses for the first quarter of both 1996 and 1995 was $75,000. As described in the discussion of the Corporation's financial condition, the identical provisions were in response to a strengthening economy and recovering real estate market in central New Jersey, together with aggressive recognition and resolution of existing and potential problem areas. The overall loan portfolio is also reviewed when calculating the provision.

Management calculated the provision based on a review of the required allowance at March 31, 1996. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,238,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $1,368,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends. The first quarter, 1996 provision of $75,000 was then charged to operations to establish the $2,606,000 allowance for loan losses at March 31, 1996.

Other expenses for the first three months of 1996 were $1,717,000 compared to $1,707,000 for the corresponding period in 1995. Salaries and employee benefits increased $54,000, or 6.3%, to $907,000 for the first quarter of 1996 from $853,000 for the comparable period in 1995. Merit and cost of living adjustments contributed to the increase. Occupancy expense increased $40,000, or 25.2%, for the first quarter of 1996, compared to the corresponding 1995 period primarily as a result of increased snow removal costs incurred during 1996. The FDIC insurance premium decreased $126,000, or 74.6%, to $43,000 for the first quarter of 1996 from $169,000 for the comparable period in 1995 as a result of the reduction in the FDIC's Bank Insurance Fund's insurance premium rates. Net cost of operation of other real estate decreased $12,000 for the first quarter of 1996 from the corresponding period in 1995 as most provisions and expenditures had already been made in prior periods to bring the properties to saleable condition. Other operating expenses increased $54,000, or 10.7%, to $560,000, for the first quarter of 1996 when compared to the first quarter of 1995. Increases in outside service bureau expenses, supervisory examination fees, consultant fees and marketing expenses partially offset by a decrease in legal fees contributed to the increase.

The Corporation's annualized return on average total assets and average shareholders' equity was 0.86% and 11.46%,respectively, for the first quarter of 1996, compared to 0.79% and 10.81%, respectively, for the comparable period in 1995.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At March, 31, 1996, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $41.0 million which represents 11.8% of total assets.

The Corporation's main liquidity demands come from loan
disbursements which totaled approximately $14.3 million for the
first three months of 1996.   At March 31, 1996 outstanding
commitments to extend credit totaled $32.8 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan
Bank of New York which can provide additional funds, if needed. At March 31, 1996, this borrowing capacity totaled $35.4 million.

Both the Corporation and the Bank are subject to regulatory capital requirements mandated by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC), respectively. Both are required to maintain minimum capital requirements, defined by both the FRB and FDIC as risk-based ratio capital (Tier 1 and Total) and leverage capital ratio.

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                    March 31, 1996
- ----------------------------------------------------------------------------------------------------
                              Required Actual   Excess
- ----------------------------------------------------------------------------------------------------
THE CORPORATION:
 Risk-based capital:
  Tier 1                      4.00%    13.576%   9.576%
  Total                       8.00     14.829    6.829
  Leverage capital ratio      4.00      6.98     2.98

THE BANK:
 Risk-based capital:
  Tier 1                      4.00%    13.562%   9.562%
  Total                       8.00     14.816    6.816
  Leverage capital ratio      4.00      6.97     2.97

                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

    Not applicable.

Item 2.  Changes in Securities.

  Not applicable.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

    (a)  The annual meeting of the security holders of Raritan
         Bancorp Inc. took place on April 4, 1996.

    (b)(i)    The following directors were elected to a three-year term:

                                            Number of  Number of
                              Expiration     Votes      Votes
Name                           of Term      in Favor   Withheld
- ---------------------------------------------------------------------------
William T. Anderson, M.D.      1999        1,309,876    52,416
William W. Crouse              1999        1,310,976    51,316


     (b)(ii) The following directors' term of office continued after the meeting:


 Expiration
Name      of Term
- -------------------------------------------------
William T. Kelleher, Jr.       1997
Thomas F. Tansey               1997
Arlyn D. Rus                   1998
Richard E. Fischer             1998


     (c) KPMG Peat Marwick LLP was ratified as the Corporation's auditors by a vote of 1,314,960 shares For, 4,565 shares Against and 12,573 shares Abstained.
PAGE

     (d) A shareholder proposal regarding the sale of the Corporation was defeated by a vote of 954,574 shares
          Against, 144,750 shares For and 12,573 shares
          Abstained.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     Not applicable.
PAGE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RARITAN BANCORP INC.
                                             (Registrant)

                     5/1/96        Arlyn D. Rus
                      Date         (Signature)
                                   Chairman, President and CEO
                                   Director

                     5/1/96        Thomas F. Tansey
                      Date         (Signature)
                                   Executive Vice President,
                                    Chief Operating Officer and
                                    Treasurer
                                   Director