Form 10-Q
period 1996-06-30
RARITAN BANCORP INC
filed 1996-08-12
CIK 811434

United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                  For the Period Ended June 30, 1996

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

                 Applicable only to corporate issuers:

As of August 7, 1996, 1,539,785 common shares, $.01 par value per share were outstanding.

PAGE

                              RARITAN BANCORP INC.

                                   FORM 10-Q

                                     INDEX

                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS                           1
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                     6

PART II - OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                              11
     ITEM 2    CHANGES IN THE RIGHTS OF THE CORPORATION'S
               SECURITY HOLDERS                               11
     ITEM 3    DEFAULTS BY THE CORPORATION ON ITS SENIOR
               SECURITIES                                     11
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                        11
     ITEM 5    OTHER INFORMATION                              11
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K               11

SIGNATURES                                                    12
PAGE

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars In thousands, except per share data)


                                     June 30, 1996          December 31, 1995
                                     (Unaudited)            (Audited)
- -------------------------------------------------------------------------------

Assets:
Cash and due from banks              $  7,572               $  8,586
Federal funds sold                      8,800                 31,300
- -------------------------------------------------------------------------------
  Total cash and cash equivalents      16,372                 39,886
Securities available-for-sale,
  at fair value                        57,395                 50,547
Investment securities, net (fair
  value: $54,490 at June 30, 1996
  and $60,831 at December 31,
  1995)                                56,108                 61,406
Loans:                                206,930                195,639
  Less: Unearned income                   435                    467
        Allowance for loan losses       2,465                  2,582
- -------------------------------------------------------------------------------
    Net loans                         204,030                192,590
- -------------------------------------------------------------------------------
Banking premises and equipment, net     3,620                  3,231
Federal Home Loan Bank of
  New York stock, at cost               2,669                  2,669
Accrued interest receivable             2,052                  1,859
Other assets                            2,464                  2,622
- -------------------------------------------------------------------------------
Total assets                         $344,710               $354,810
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity:

Due to depositors:
  Interest-bearing                   $293,731               $294,210
  Non-interest-bearing                 19,951                 20,828
- -------------------------------------------------------------------------------
    Total deposits                    313,682                315,038
Borrowings                                206                 10,206
Accrued interest payable                   52                     61
Accrued expenses and other
  liabilities                           5,382                  3,157
- -------------------------------------------------------------------------------
    Total liabilities                 319,322                328,462
- -------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    3,500,000 shares authorized,
    1,725,000 shares issued with
    1,422,689 shares outstanding
    at June 30, 1996 and 1,492,189
    shares outstanding at
    December 31, 1995                      17                     17
Additional paid-in capital             10,596                 10,598
Retained earnings                      18,913                 17,801
Fair value adjustment of securities
  available for sale, net of tax         (126)                   416
Less: Unallocated common stock
        acquired by the ESOP             (206)                  (206)
      Cost of common stock in
        treasury, 302,311 shares at
        June 30, 1996 and 232,811
        shares at December 31,1995     (3,806)                (2,278)
- -------------------------------------------------------------------------------
        Total shareholders' equity     25,388                 26,348
Commitments and contingencies
- -------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                             $344,710               $354,810
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

                      RARITAN BANCORP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                              Three Months Ended              Three Months Ended
                                                                  March 31,                             March 31,
- -----------------------------------------------------------------------------------------------------------------------
                                                             1996                 1995           1996            1995
- -----------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on real estate
    loans                                                    $   3,182       $   2,972       $   6,278      $   5,804
  Interest and fees on other loans                                 922             895           1,825          1,751
  Interest and dividends on
    investment securities:
      Taxable                                                    1,747           1,869           3,439          3,751
      Tax-exempt                                                    13              14              26             27
  Interest on deposits in other
    banks                                                          198              62             513            157
- ----------------------------------------------------------------------------------------------------------------------
      Total interest income                                      6,062           5,812          12,081         11,490
- ----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposit accounts                                   3,158           3,176           6,368          6,035
  Interest on borrowings                                             5             113              15            261
- ----------------------------------------------------------------------------------------------------------------------
      Total interest expense                                     3,163           3,289           6,383          6,296
- ----------------------------------------------------------------------------------------------------------------------
    Net interest income                                          2,899           2,523           5,698          5,194
Provision for loan losses                                           75              75             150            150
- ----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                                2,824           2,448           5,548          5,044

Other income:
  Service charges and other income                                 178             148             352            299
  Gains on net securities transactions                               1              56               1             56
- ----------------------------------------------------------------------------------------------------------------------
      Total other income                                           179             204             353            355
- ----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and employee benefits                                 1,031             835           1,938          1,688
  Occupancy expense                                                171             162             370            321
  FDIC insurance premium                                            44             168              87            337
  Net cost of operation of
    other real estate                                               15              19              23             39
  Other operating expenses                                         472             514           1,032          1,020
- ----------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                   1,733           1,698           3,450          3,405
- ----------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                 1,270             954           2,451          1,994
Income tax expense                                                 466             347             904            734
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                   $     804       $     607       $   1,547      $   1,260
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding                         1,551,668       1,642,697       1,574,776      1,634,416
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Net income per share                                         $    0.52       $    0.37       $    0.98      $    0.77
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
PAGE

                      Raritan Bancorp Inc. and Subsidiary
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                             For the Six Months Ended June 30,
                                             1996                        1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                  $ 1,547                     $ 1,260
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Increase in accrued interest
   receivable                                  (193)                        (80)
  Amortization on securities, net               103                          45
  Provision for loan losses                     150                         150
  Gain on net securities transactions            (1)                        (56)
  (Decrease) in accrued interest
   payable                                       (9)                        (18)
  Increase in accrued expenses                1,342                         192
  (Increase) decrease in prepaid expenses        53                        (181)
  Depreciation                                  179                         184
  Deferred income taxes                         (19)                        (14)
  Increase in income taxes payable              (71)                        (76)
  Net increase (decrease), other              1,320                        (543)
- -------------------------------------------------------------------------------
Total cash provided by operating
  activities                                  4,401                         863
- -------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from call and repayments
   of securities available-for-sale           9,201                       2,625
  Proceeds from repayments of
   investment securities, net                 5,251                       5,075
  Proceeds from sales of securities
   available-for-sale                             -                          56
  Purchase of securities available-
   for-sale                                 (16,916)                          -
  Purchase of Federal Home Loan
   Bank of New York stock                         -                        (672)
  Net disbursements from loans              (11,563)                     (8,883)
  Proceeds from disposal of real
   estate acquired by foreclosure                 -                          40
  Capital expenditures                         (568)                        (10)
- -------------------------------------------------------------------------------
Net cash used in investing activities       (14,595)                     (1,769)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in demand deposits,
  money market accounts, NOW accounts,
  prime performance accounts, and
  savings accounts                           (7,993)                    (13,814)
 Net increase in market-rate
  certificates                                6,637                      16,206
 Common stock sold under stock option plan       30                         150
 Treasury stock acquired, at cost            (1,561)                          -
 Repayment of advance from Federal Home
  Loan Bank of New York                     (10,000)                          -
 Net change in borrowing under repurchase
  agreement                                       -                      (5,892)
 Cash dividends paid                           (433)                       (395)
- -------------------------------------------------------------------------------
Net cash used in financing activities       (13,320)                     (3,745)
- -------------------------------------------------------------------------------
Net decrease in cash and cash equivalents   (23,514)                     (4,651)
Cash and cash equivalents at
 beginning of period                         39,886                      16,343
- -------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                              $16,372                     $11,692
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Supplemental schedule of cash
 flow information:
Interest paid                               $ 6,392                     $ 6,314
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Income taxes paid                           $   994                     $   824
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Mortgage loans originated to
 refinance the disposal of real
 estate acquired by foreclosure             $     -                     $    75
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

The consolidated balance sheet at June 30, 1996, the consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1995 audited financial statements and notes thereto.

Interim results are not necessary indicative of results for the full year.


Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:

The amortized cost of securities and their estimated fair values at June 30, 1996, were as follows:

                                                                                Gross          Gross       Estimated
                                                              Amortized      Unrealized     Unrealized       Fair
                                                                Cost            Gains          Losses        Value
- ----------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
                                                                                  (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies                                     $24,429        $ 14            $  (149)       $24,294
Obligations of states and political subdivisions                  710          37                  -            747
Mortgage-backed securities issued by Federal agencies          32,443         281               (370)        32,354
- ----------------------------------------------------------------------------------------------------------------------
                                                              $57,582        $332            $  (519)       $57,395
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies         $56,108        $ 10            $(1,628)       $54,490
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

PAGE

The amortized cost of securities and their estimated fair values at December 31, 1995 were as follows:

                                                                                Gross          Gross        Estimated
                                                              Amortized      Unrealized      Unrealized       Fair
                                                                Cost            Gains          Losses         Value
- ----------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                                                                 (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies                                     $12,533        $ 51            $   -           $12,584
Obligations of states and political subdivisions                  761          43                -               804
Mortgage-backed securities issued by Federal agencies          36,630         579              (50)           37,159
- ----------------------------------------------------------------------------------------------------------------------
                                                              $49,924        $673            $ (50)          $50,547
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies         $61,406        $  -            $(575)          $60,831
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

During the six month period ended June 30, 1996 a security classified as available-for-sale in the amount of $50,000 was called at a gain of $1,000. During the six month period ended June 30, 1995 an equity security previously written-off was redeemed at a gain of $56,000.

Note 3: Loans and Allowance for Loan Losses

Loans are summarized as follows:

                                             June 30, 1996          December 31, 1995
                                             (Unaudited)               (Audited)
- -----------------------------------------------------------------------------------
                                             (In thousands)
Real estate:
 Conventional                                $154,145                   $147,673
 Construction                                  10,955                      8,536
- -----------------------------------------------------------------------------------
                                              165,100                    156,209
Consumer loans                                 32,001                     28,886
Commercial loans                                9,829                     10,544
- -----------------------------------------------------------------------------------
                                             $206,930                   $195,639
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

The activity in the allowance for loan losses follows:

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                 June 30,
- ------------------------------------------------------------------------------------------------------------
                                                              1996              1995     1996           1995
- ------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)            (Unaudited)
                                                                  (In thousands)          (In thousands)
Balance at beginning of period                                $2,606         $2,715    $2,582         $2,729
Provision charged to operations                                   75             75       150            150
Charge-offs                                                     (217)            (3)     (271)           (92)
Recoveries                                                         1             14         4             14
- -------------------------------------------------------------------------------------------------------------
Balance at end of period                                      $2,465         $2,801    $2,465         $2,801
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

PAGE

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent, totaled $2,776,000 and $1,225,000 at June 30, 1996 and December 31, 1995,
respectively, as follows:

                                                                June 30, 1996                December 31, 1995
- -----------------------------------------------------------------------------------------------------------------
                                                               Number        Amount           Number      Amount
Description:                                                  of Loans    (In thousands)     of Loans  (In Thousands)
- -----------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)                    (Audited)
- -----------------------------------------------------------------------------------------------------------------
First mortgage loans                                           7           $  900             3           $  317
Construction loan                                              1              135             -                -
Home equity loans                                              1               38             2               36
Second mortgage loans                                          -                -             2               98
Consumer loans                                                 1               16             -                -
Commrecial loans                                               3              413             2              326
Loans with modified terms                                      3              267             3              278
- -----------------------------------------------------------------------------------------------------------------
 Total non-performing loans                                   16            1,769            12            1,055
Real estate acquired by foreclosure                            1              170             1              170
- -----------------------------------------------------------------------------------------------------------------
                                                              17            1,939            13            1,225
Non-accrual loans less than 90 days delinquent                 4              837             -                -
- -----------------------------------------------------------------------------------------------------------------
                                                              21          $2,776            13            $1,225
- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $55,000 and $110,000 for the second quarter and first six months of 1996, compared to $71,000 and $126,000, respectively, for the corresponding 1995 periods.

At June 30, 1996 and December 31, 1995, the Corporation had impaired loans totaling $1,769,000 and $1,055,000, respectively. The Corporation calculated a total allowance for impaired loans of $150,000 and $122,000 at June 30, 1996 and December 31, 1995,
respectively. Impaired loans averaged $1,794,000 and $1,806,000 for the three months and six month periods ended June 30, 1996, respectively, compared to $1,395,000 and $1,365,000 for the comparable 1995 periods. Interest income totaling $3,000 and $26,000 was recognized, all on a cash basis, on impaired loans for the three and six month periods ended June 30, 1996, respectively, compared to $4,000 and $7,000 for the comparable 1995 periods, respectively.


Note 4: Subsequent Event: Effective August 1, 1996, the Manville Savings Bank, SLA ("Manville") was merged with, and into the Bank pursuant to a merger agreement. As part of the merger, 124,596 common shares of the Corporation were issued. Proceeds from the issuance of these shares were estimated to be approximately $2.0 million. The transaction was accounted for using the purchase method of accounting. At the time of merger, Manville's total assets were approximately $14.1 million and total deposits totaled approximately $12.9 million.



Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

At June 30, 1996, the Corporation's total assets decreased to $344.7 million from $354.8 million at December 31, 1995. Net loans and deposits increased to $204.0 million and $313.7 million at June 10, 1996, respectively, from $192.6 million and $315.0 million, respectively, at December 31, 1995. Deposits outflows, exclusive of interest credited, exceeded inflows by $7.7 million during the first six months of 1996.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled $2,776,000 or 1.36% of total net loans plus real estate acquired by foreclosure at June 30, 1996, compared to $1,225,000 or 0.64% of total net loans plus real estate acquired by foreclosure at December 31, 1995.

During each of the three and six month periods ended June 30, 1996 and 1995, the Corporation added $75,000 and $150,000, respectively, to the allowance for loan losses. The identical provisions were in response to a strengthening economy and recovering real estate market in central New Jersey, together with aggressive recognition and resolution of existing and potential problem areas. The overall loan portfolio is also reviewed when calculating the provision.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $2,776,000 and $1,225,000 at June 30, 1996 and December 31, 1995, respectively, as follows:

                                                                June 30, 1996                December 31, 1995
- ---------------------------------------------------------------------------------------------------------------
                                                               Number         Amount          Number         Amount
Description:                                                  of Loans          (In thousands)    of Loans  (In Thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)                     (Audited)
- ---------------------------------------------------------------------------------------------------------------
First mortgage loans                                           7           $  900              3          $  317
Construction loans                                             1              135              -               -
Home equity loans                                              1               38              2              36
Second mortgage loans                                          -                -              2              98
Consumer loans                                                 1               16              -               -
Commrecial loans                                               3              413              2             326
Loans with modified terms                                      3              267              3             278
- ---------------------------------------------------------------------------------------------------------------
 Total non-performing loans                                   16            1,769             12           1,055
Real estate acquired by foreclosure                            1              170              1             170
- ---------------------------------------------------------------------------------------------------------------
                                                              17            1,939             13           1,225
Non-accrual loans less than 90 days delinquent                 4              837              -               -
- ---------------------------------------------------------------------------------------------------------------
                                                              21           $2,776             13          $1,225
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------


Of the sixteen non-performing loans at June 30, 1996, fifteen ($1,753,000) are collateralized by real estate and one ($16,000) is unsecured. Real estate acquired by foreclosure consists of one single-family residence. The four non-accrual loans are secured by real estate.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,033,000 has been allocated to such loans, together with a general allowance of $1,432,000 on the remaining loan portfolio taken as a whole. During the quarter ended June 30, 1996 loans totaling $217,000 were charged off, while loans totaling $271,000 were charged off during the first six months of 1995.

On an ongoing basis, management reviews the overall adequacy of the allowance for loan losses based on an evaluation of the risk characteristics of the loan portfolio both on potential individual problem loans, and on the aggregate loan portfolio taken as a whole. Such factors as the financial condition of the borrower, the fair value of the underlying collateral and other items which, in management's opinion, deserve recognition in estimating the adequacy of the allowance for loan losses are evaluated. When reviewing the adequacy of the allowance for loan losses, management reviews the status of the current (and potential) non-performing loans, delinquency trends, coverage ratios and various economic and other factors, and determines what levels of allowance for loan losses are necessary to absorb current losses in the loan portfolio.

Shareholders' equity totaled $25.4 million, or $17.85 per share at June 30, 1996, compared to $26.3 million, or $17.66 per share at December 31, 1995. The decrease in shareholders' equity is the result of net income totaling $1,547,000 for the six months ended June 30, 1996, the issuance of 3,000 shares of common stock for $30,000 via the exercise of stock options, offset by a decrease in the fair value adjustment of securities available-for-sale of $542,000, dividend payments of $433,000 to shareholders and the repurchase of 72,500 shares of the Corporation's common stock for $1,559,000.


Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $804,000 for the second quarter of 1996 compared to $607,000 for the same period in 1995. For the first six months of 1996, net income was $1,547,000 compared to $1,260,000 for the corresponding period in 1995.

Net interest income increased for the second quarter of 1996 to $2,899,000 from $2,523,000, or 14.9%, for the comparable quarter in 1995, as a result of an increase in average net earning assets to $34.0 million from $30.9 million a year earlier, together with an increase in the interest rate spread to 3.07% from 2.75% a year earlier. Net interest income increased for the first six months of 1996 to $5,698,000 from $5,194,000, or 9.7%, for the corresponding period in 1995, as a result of an increase in average net earning assets to $34.3 million from $30.0 million a year earlier, together with an increase in the interest rate spread to 3.00% from 2.87% a year earlier. The increased spreads are the result of investing available funds into higher-yielding loan products instead of lower-yielding investment securities.

Net interest income for the second quarter and first six months of 1996 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than ninety days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans,and real estate acquired by foreclosure for the second quarter and first six months of 1996 was approximately $55,000 and $110,000, respectively, compared to $71,000 and $126,000, respectively, for the corresponding 1995 periods.

The provision for loans losses for the second quarter and first six months of both 1996 and 1995 was $75,000 and $150,000, respectively. As described in the discussion of the Corporation's financial condition, the identical provisions were in response to a strengthening economy and recovering real estate market in central New Jersey, together with aggressive recognition and resolution of existing and potential problem areas. The overall loan portfolio is also reviewed when calculating the provision.

Management calculated the provision based on a review of the required allowance at June 30, 1996. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,033,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $1,432,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other expenses for the second quarter and first six months of 1996 were $1,733,000 and $3,450,000, respectively, compared to $1,698,000 and $3,405,000 for the corresponding periods in 1995. Salaries and employee benefits increased $196,000, or 23.5%, to $1,031,000 for the second quarter of 1996 from $835,000 for the comparable period in 1995, and increased $250,000, or 14.8%, to $1,938,000 from $1,688,000 for the first six months of 1995. Merit and cost of living adjustments contributed to the increase, together with a $175,000 ESOP contribution. The FDIC insurance premium decreased $124,000, or 73.8%, and $250,000, or 74.2%, for the second quarter and first six months of 1996, respectively, compared to the corresponding 1995 periods, as a result of the reduction in the FDIC's Bank Insurance Fund's insurance premium rates. Net cost of operation of other real estate decreased $4,000 and $16,000, for the second quarter and first six months of 1996, respectively, from the corresponding 1995 periods as most provisions and expenditures had already been made in prior periods to bring the properties to saleable condition. Other expenses, exclusive of a $200,000 reversal of an expense accrual, increased by 30.7% for the second quarter of 1996 when compared to the corresponding 1995 period as a result of increases in outside services expenses, supervisory examination and outside audit fees, consultant fees and office supplies. Other expenses, exclusive of the aforementioned $200,000 reversal of an expense accrual, increased 20.8% for the first half of 1996 when compared to the corresponding 1995 period as a result of an increase in outside services expense,supervisory examination and outside audit fees, consultant fees, marketing expenses and office supplies.

The Corporation's annualized return on average total assets and average shareholders' equity was 0.94% and 12.76%,respectively, for the second quarter of 1996, compared to 0.74% and 9.63%, respectively, for the comparable period in 1995. For the first six months of 1996, the annualized return on average total assets and average shareholders' equity was .90% and 12.08%, respectively, compared to .76% and 10.21%, respectively, for the corresponding periods in 1995.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At June, 30, 1996, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $20.9 million which represents 6.1% of total assets.

The Corporation's main liquidity demands come from loan
disbursements which totaled approximately $39.2 million for the
first six months of 1996.   At June 30, 1996 outstanding
commitments to extend credit totaled $37.8 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan
Bank of New York which can provide additional funds, if needed. At June 30, 1996, this borrowing capacity totaled $35.4 million.

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

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                                                      June 30, 1996
- ----------------------------------------------------------------------------------------------------
                                                             Required      Actual       Excess
- ----------------------------------------------------------------------------------------------------
THE CORPORATION:
 Risk-based capital:
  Tier 1                                                      4.00%          13.180%      9.180%
  Total                                                       8.00           14.431       6.431
  Leverage capital ratio                                      4.00             7.08       3.08

THE BANK:
 Risk-based capital:
  Tier 1                                                      4.00%          13.174%      9.174%
  Total                                                       8.00           14.425       6.425
  Leverage capital ratio                                      4.00             7.01       3.01

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

                                       RARITAN BANCORP INC.
                                            (Registrant)

                    8/7/96        Arlyn D. Rus
                     Date         (Signature)
                                  Chairman, President and CEO
                                  Director

                    8/7/96        Thomas F. Tansey
                     Date         (Signature)
                                  Executive Vice President,
                                   Chief Operating Officer and
                                   Treasurer
                                  Director