Form 10-Q
period 1996-09-30
RARITAN BANCORP INC
filed 1996-11-12
CIK 811434

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Period Ended September 30, 1996

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

                     Applicable only to corporate issuers:

     As of November 7, 1996, 1,523,209 common shares, $.01 par value per share were outstanding.

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


PART II -OTHER INFORMATION

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

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30, 1996         DECEMBER 31, 1995
                                                                               (UNAUDITED)                 (AUDITED)
                                                                           --------------------       --------------------
ASSETS
------
     CASH AND DUE FROM BANKS                                                $             7,065       $              8,586
     FEDERAL FUNDS SOLD                                                                   5,400                     31,300
                                                                           --------------------       --------------------
        TOTAL CASH AND CASH EQUIVALENTS                                                  12,465                     39,886
     SECURITIES AVAILABLE-FOR-SALE, AT FAIR VALUE                                        53,922                     50,547
     INVESTMENT SECURITIES, NET  (FAIR VALUE: $52,427
       AT SEPTEMBER 30, 1996 AND $60,831 AT DECEMBER 31, 1995)                           53,769                     61,406
     LOANS                                                                              226,290                    195,639
       LESS: UNEARNED INCOME                                                                430                        467
                   ALLOWANCE FOR LOAN LOSSES                                              2,856                      2,582
                                                                           --------------------       --------------------

                  NET LOANS                                                             223,004                    192,590
                                                                           --------------------       --------------------

     BANKING PREMISES AND EQUIPMENT, NET                                                  3,745                      3,231
     FEDERAL HOME LOAN BANK of NEW YORK STOCK, at COST                                    2,672                      2,669
     ACCRUED INTEREST RECEIVABLE                                                          2,189                      1,859
     OTHER ASSETS                                                                         2,410                      2,622
                                                                           --------------------       --------------------

     TOTAL ASSETS                                                           $           354,176       $            354,810
                                                                           ====================       ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

     DUE TO DEPOSITORS:
       INTEREST-BEARING                                                    $            300,823       $            294,210
       NON-INTEREST-BEARING                                                              20,421                     20,828
                                                                           --------------------       --------------------
                  TOTAL DEPOSITS                                                        321,244                    315,038
     BORROWINGS                                                                             154                     10,206
     ACCRUED INTEREST PAYABLE                                                                57                         61
     ACCRUED EXPENSES
       AND OTHER LIABILITIES                                                              4,964                      3,157
                                                                           --------------------       --------------------

                  TOTAL LIABILITIES                                                     326,419                    328,462
                                                                           --------------------       --------------------

     SHAREHOLDERS' EQUITY:
       PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
         SHARES AUTHORIZED; NONE ISSUED                                             -                          -
       COMMON STOCK, $.01 PAR VALUE, 3,500,000
         SHARES AUTHORIZED; 1,725,000 SHARES ISSUED
         WITH 1,531,346 SHARES OUTSTANDING AT
         SEPTEMBER 30, 1996 AND 1,492,189 SHARES
         OUTSTANDING AT DECEMBER 31, 1995                                                    17                         17
      ADDITIONAL PAID-IN CAPITAL                                                         11,165                     10,598
      RETAINED EARNINGS                                                                  19,296                     17,801
      FAIR VALUE ADJUSTMENT OF SECURITIES
        AVAILABLE-FOR-SALE, NET OF TAX                                                        5                        416
      LESS: UNALLOCATED COMMON STOCK ACQUIRED BY THE ESOP                                  (154)                      (206)
                   COST OF COMMON STOCK IN TREASURY, 193,654
                      SHARES AT SEPTEMBER 30, 1996 AND 232,811 SHARES
                      AT DECEMBER 31, 1995                                               (2,572)                    (2,278)
                                                                           --------------------       --------------------
                  TOTAL SHAREHOLDERS' EQUITY                                             27,757                     26,348
      COMMITMENTS AND CONTINGENCIES
                                                                           --------------------       --------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $            354,176       $            354,810
                                                                           ====================       ====================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                     SEPTEMBER 30
                                                            ----------------------------     -----------------------------
                                                               1996             1995             1996             1995
                                                            ------------    ------------     ------------     ------------
INTEREST INCOME:
    INTEREST AND FEES ON REAL ESTATE LOANS                  $      3,460    $      3,092     $      9,738     $      8,896
    INTEREST AND FEES ON OTHER LOANS                                 980             923            2,805            2,674
    INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES:
          TAXABLE                                                  1,754           1,787            5,193            5,538
          TAX-EXEMPT                                                  12              13               38               40
    INTEREST ON DEPOSITS IN OTHER BANKS                              100             113              613              270
                                                            ------------    ------------     ------------     ------------

          TOTAL INTEREST INCOME                                    6,306           5,928           18,387           17,418
                                                            ------------    ------------     ------------     ------------


INTEREST EXPENSE:
    INTEREST ON DEPOSIT ACCOUNTS                                   3,179           3,310            9,547            9,345
    INTEREST ON BORROWINGS                                             5              33               20              294
                                                            ------------    ------------     ------------     ------------

          TOTAL INTEREST EXPENSE                                   3,184           3,343            9,567            9,639
                                                            ------------    ------------     ------------     ------------

    NET INTEREST INCOME                                            3,122           2,585            8,820            7,779

PROVISION FOR LOAN LOSSES                                            150              75              300              225
                                                            ------------    ------------     ------------     ------------

    NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                          2,972           2,510            8,520            7,554


OTHER INCOME:
    SERVICE CHARGES AND OTHER INCOME                                 183             144              535              443
    GAINS ON NET SECURITIES TRANSACTIONS                               -               -                1               56
                                                            ------------    ------------     ------------     ------------
          TOTAL OTHER INCOME                                         183             144              536              499
                                                            ------------    ------------     ------------     ------------

OPERATING EXPENSES:
    SALARIES AND EMPLOYEE BENEFITS                                   859             856            2,797            2,543
    OCCUPANCY EXPENSE                                                187             164              557              486
    FDIC INSURANCE PREMIUM                                           501              26              588              363
    NET COST OF OPERATION OF OTHER REAL ESTATE                        14              16               37               55
    OTHER OPERATING EXPENSES                                         632             504            1,664            1,524
                                                            ------------    ------------     ------------     ------------

          TOTAL OPERATING EXPENSES                                 2,193           1,566            5,643            4,971
                                                            ------------    ------------     ------------     ------------



INCOME BEFORE INCOME TAX EXPENSE                                     962           1,088            3,413            3,082
INCOME TAX EXPENSE                                                   349             411            1,253            1,145
                                                            ------------    ------------     ------------     ------------

NET INCOME                                                  $        613    $        677     $      2,160     $      1,937
                                                            ============    ============     ============     ============
AVERAGE NUMBER OF SHARES OUTSTANDING:
  PRIMARY                                                      1,667,238       1,645,943        1,615,041        1,632,373
                                                            ============    ============     ============     ============
  FULLY DILUTED                                                1,668,237       1,645,943        1,615,041        1,637,496
                                                            ============    ============     ============     ============

NET INCOME PER SHARE:
  PRIMARY                                                   $       0.37    $       0.41     $       1.34     $       1.19
                                                            ============    ============     ============     ============
  FULLY DILUTED                                             $       0.37    $       0.41     $       1.34     $       1.18
                                                            ============    ============     ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      RARITAN BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                        --------------------------------------
                                                                              1996                  1995
                                                                          -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                  $   2,160              $   1,937
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  INCREASE IN ACCRUED INTEREST RECEIVABLE                                        (330)                  (156)
  AMORTIZATION ON SECURITIES, NET                                                  56                    184
  PROVISION FOR LOAN LOSSES                                                       300                    225
  GAIN ON NET SECURITIES TRANSACTIONS                                              (1)                   (56)
  DECREASE IN ACCRUED INTEREST PAYABLE                                             (4)                   (19)
  INCREASE IN ACCRUED EXPENSES                                                    640                    289
  (INCREASE) DECREASE IN PREPAID EXPENSES                                           3                    (17)
  DEPRECIATION                                                                    279                    269
  DEFERRED INCOME TAXES                                                          (156)                    71
  INCREASE IN INCOME TAXES PAYABLE                                                 96                    161
  NET INCREASE, OTHER                                                           1,344                     97
                                                                          -----------           ------------
    TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                             $   4,387              $   2,985

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM CALL AND REPAYMENTS OF SECURITIES AVAILABLE-
   FOR-SALE                                                                    13,875                  5,900
  PROCEEDS FROM REPAYMENTS OF INVESTMENT SECURITIES, NET                        7,568                  8,845
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE-FOR-SALE                              -                     56
  PURCHASE OF SECURITIES AVAILABLE-FOR-SALE                                   (16,916)                     -
  REDEMPTION (PURCHASE) OF FEDERAL HOME LOAN BANK
   OF NEW YORK STOCK                                                               99                 (1,339)
  NET DISBURSEMENTS FOR LOANS                                                 (18,734)               (11,676)
  PROCEEDS FROM DISPOSAL OF REAL ESTATE ACQUIRED BY FORECLOSURE                     -                    111
  CAPITAL EXPENDITURES                                                           (797)                   (67)
                                                                          -----------           ------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (14,905)                 1,830

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN DEMAND DEPOSITS, MONEY MARKET
   ACCOUNTS, NOW ACCOUNTS, PRIME PERFORMANCE ACCOUNTS,
   AND SAVINGS ACCOUNTS                                                       (10,125)               (12,364)
  NET DECREASE IN MARKET-RATE CERTIFICATES                                      3,804                 20,646
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                        2,028                    150
  TREASURY STOCK ACQUIRED, AT COST                                             (1,893)                     -
  REPAYMENT OF BORROWINGS                                                     (10,052)                (9,843)
  CASH DIVIDENDS PAID                                                            (665)                  (594)
                                                                          -----------           ------------

   NET CASH USED IN FINANCING ACTIVITIES                                      (16,903)                (2,005)
                                                                          -----------           ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (27,421)                 2,810
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             39,886                 16,343
                                                                          -----------           ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  12,465              $  19,153
                                                                          ===========           ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:                         FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                        --------------------------------------
                                                                              1996                  1995
                                                                          -----------           ------------
INTEREST PAID                                                               $   9,571              $   6,314
                                                                           ==========             ==========

INCOME TAXES PAID                                                           $   1,554              $     824
                                                                           ==========             ==========

MORTGAGE LOANS ORIGINATED TO REFINANCE THE
 DISPOSAL OF REAL ESTATE ACQUIRED BY FORECLOSURE                            $       -              $      75
                                                                           ==========             ==========

NET LOANS ACQUIRED FROM MANVILLE SAVINGS' MERGER                            $  11,911              $       -
                                                                           ==========             ==========
NET DEPOSITS ACQUIRED FROM MANVILLE SAVINGS' MERGER                         $  12,532              $       -
                                                                           ==========             ==========

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

The consolidated balance sheet at September 30, 1996, the consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1995 audited financial statements and notes thereto.

Interim results are not necessary indicative of results for the full year.


Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:
The amortized cost of securities and their estimated fair values at September 30, 1996, were as follows:

                                                                        Gross       Gross     Estimated
                                                          Amortized  Unrealized  Unrealized      Fair
                                                            Cost       Gains       Losses       Value
                                                          ---------  ----------  ----------   ---------
                                                                             (Unaudited)
                                                                           (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
 of U.S. Government agencies                                $22,450        $ 45     $   (95)     $22,400
Obligations of states and political
 subdivisions                                                   710          36           -          746
Mortgage-backed securities issued by
  Federal agencies                                           30,751         311        (286)      30,776
                                                            --------------------------------------------
                                                            $53,911        $392     $  (381)     $53,922
                                                            ============================================

Investment securities, net:
Mortgage-backed securities issued by Federal agencies       $53,769        $  9     $(1,351)     $52,427
                                                            ============================================

The amortized cost of securities and their estimated fair values at December 31, 1995, were as follows:


                                                                         Gross       Gross      Estimated
                                                            Amortized  Unrealized  Unrealized     Fair
                                                              Cost       Gains       Losses       Value
                                                            ---------  ----------  -----------  ---------
                                                                              (Audited)
                                                                           (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                                 $12,533        $ 51        $  -     $12,584
Obligations of states and political
  subdivisions                                                    761          43           -         804
Mortgage-backed securities issued by
  Federal agencies                                             36,630         579         (50)     37,159
                                                               ------------------------------------------
                                                              $49,924        $673        $(50)    $50,547
                                                              ===========================================
Investment securities, net:
Mortgage-backed securities issued by Federal agencies         $61,406        $ -        $(575)    $60,831
                                                              ===========================================

During the nine month period ended September 30, 1996 a security classified as available-for-sale in the amount of $50,000 was called at a gain of $1,000. During the nine month period ended September 30, 1995 an equity security previously written-off was redeemed at a gain of $56,000.

Note 3:  Loans and Allowance for Loan Losses:
 Loans are summarized as follows:

                                             September 30, 1996      December 31, 1995
                                             ------------------      ----------------
                                                (Unaudited)             (Audited)
                                                         (In thousands)
Real estate:
     Conventional                               $172,015                  $147,673
     Construction                                 10,008                     8,536
                                                ----------------------------------
                                                 182,023                   156,209
Consumer Loans                                    33,879                    28,886
Commercial Loans                                  10,388                    10,544
                                                ----------------------------------
                                                $226,290                  $195,639
                                                ==================================

The activity in the allowance for loan losses follows:

                                        Three Months Ended September 30  Nine Months Ended September 30
                                        ---------------------------------------------------------------
                                              1996            1995           1996               1995
                                              ----            ----           ----               ----
                                                (Unaudited)                        (Unaudited)
                                               (In thousands)                     (In thousands)
Balance at beginning of period              $2,465          $2,801         $2,582             $2,729
Allowance acquired from
   Manville Savings                            303              -             303                 -
Provision charged to operations                150              75            300                225
Charge-offs                                   ( 69)            (10)          (340)              (103)
Recoveries                                       7               1             11                 16
                                           -----------------------       ---------------------------
Balance at end of period                    $2,856          $2,867         $2,856             $2,867
                                           =======================       ===========================

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $2,479,000 and $1,225,000 at September 30, 1996 and December 31, 1995, respectively, as follows:

                                                     September 30, 1996                  December 31, 1995
                                                    ------------------                   -----------------
                                                 Number           Amount             Number            Amount
                                                of Loans      (In thousands)        of Loans        (In thousands)
                                                --------      --------------        ---------       -------------
Description:                                         (Unaudited)                            (Audited)
First mortgage loans                                  2           $  536                3              $  317
Construction loan                                     1               93                -                   -
Home equity loans                                     2               43                2                  36
Second mortgage loans                                 -                -                2                  98
Commercial loans                                      2              354                2                 326
Loans with modified terms                             3              260                3                 278
                                                     --------------------------------------------------------
   Total non-performing loans                        10            1,286               12               1,055
Real estate acquired by foreclosure                   2              273                1                 170
                                                     --------------------------------------------------------
                                                     12            1,559               13               1,225
Non-accrual loans less than 90 days delinquent        6              920                -                   -
                                                     --------------------------------------------------------
                                                     18           $2,479               13              $1,225
                                                     ========================================================

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $15,000 and $125,000 for the third quarter and first nine months of 1996, compared to $53,000 and $179,000, respectively, for the corresponding 1995 periods.

At September 30, 1996 and December 31, 1995, the Corporation had impaired loans totaling $1,286,000 and $1,055,000, respectively. The Corporation calculated a total allowance for impaired loans of $100,000 and $122,000 at September 30, 1996 and December 31, 1995, respectively. Impaired loans averaged $1,630,000 and $1,264,000 for the three months and nine month periods ended September 30, 1996, respectively, compared to $1,510,000 and $1,405,000 for the comparable 1995 periods. Interest income totaling $-0- and $27,000 was recognized, all on a cash basis, on impaired loans for the three and nine month periods ended September 30, 1996, respectively, compared to $4,000 and $12,000 for the comparable 1995 periods, respectively.

Note 4: Effective August 1, 1996, the Manville Savings Bank, SLA ("Manville") was merged with, and into, the Bank pursuant to a merger agreement. As part of the merger, 124,596 common shares of the Corporation were issued. Proceeds from the issuance of these shares totaled $2.0 million. The transaction was accounted for using the purchase method of accounting. Negative goodwill totaling $746,000 was recorded and will be accreted to income over its estimated useful life using the straight-line method. Net loans and deposits acquired totaled $11.9 million and $12.5 million, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1996, the Corporation's total assets decreased to $354.2 million from $354.8 million at December 31, 1995. Net loans and deposits increased to $223.0 million and $321.2 million at September 30, 1996, respectively, from $192.6 million and $315.0 million, respectively, at December 31, 1995. The increase in net loans was affected by the aforementioned acquisition of $11.9 million net loans from the Manville merger. Deposits outflows, exclusive of interest credited and the acquisition of $12.5 million deposits from the Manville merger, exceeded inflows by $15.9 million during the first nine months of 1996.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $2,479,000 or 1.11% of total net loans plus real estate acquired by foreclosure at September 30, 1996, compared to $1,225,000 or 0.64% of total net loans plus real estate acquired by foreclosure at December 31, 1995.

During the three and nine month period ended September 30, 1996 the Corporation added $150,000 and $300,000, respectively, to the allowance for loan losses compared to $75,000 and $225,000 during the corresponding periods in 1995. The increased provision was in response to a growing loan portfolio. All non-performing assets are individually reviewed as well as the overall loan portfolio when calculating the provision. In addition, a $303,000 allowance for loan losses was acquired from the Manville merger.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $2,479,000 and $1,225,000 at September 30, 1996 and December 31, 1995, respectively, as follows:

                                                 September 30, 1996                  December 31, 1995
                                                 ------------------                  -----------------
                                                 Number         Amount               Number           Amount
                                                 of Loans      (In thousands)        of Loans         (In thousands)
                                                 --------      --------------        --------         --------------
Description:                                           (Unaudited)                            (Audited)
First mortgage loans                                  2             $  536                3               $  317
Construction loan                                     1                 93                -                    -
Home equity loans                                     2                 43                2                   36
Second mortgage loans                                 -                  -                2                   98
Commercial loans                                      2                354                2                  326
Loans with modified terms                             3                260                3                  278
                                                     -----------------------------------------------------------
 Total non-performing loans                          10              1,286               12                1,055
Real estate acquired by  foreclosure                  2                273                1                  170
                                                     -----------------------------------------------------------
                                                     12              1,559               13                1,225
Non-accrual loans less than 90 days delinquent        6                920                -                    -
                                                     -----------------------------------------------------------
                                                     18             $2,479               13               $1,225
                                                     ===========================================================


Of the ten non-performing loans at September 30, 1996, nine ($1,257,000) are collateralized by real estate and one ($29,000) is unsecured. Real estate acquired by foreclosure consists of one single-family residence ($170,000) and one two-family dwelling ($103,000). The six non-accrual loans are secured by real estate.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,032,000 has been allocated to such loans, together with a general allowance of $1,824,000 on the remaining loan portfolio taken as a whole. During the quarter ended September 30, 1996 loans totaling $69,000 were charged off, while loans totaling $340,000 were charged off during the first nine months of 1996.

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

Shareholders' equity totaled $27.8 million, or $18.13 per share at September 30, 1996, compared to $26.3 million, or $17.66 per share at December 31, 1995. The increase in shareholders' equity is the result of net income totaling $2,160,000 for the nine months ended September 30, 1996, the issuance of 124,596 shares of stock totaling $2,138,000 pertaining to the Manville merger, the issuance of 3,000 shares of common stock for $28,000 via the exercise of stock options, a decrease of $52,000 in the ESOP debt, offset by a decrease in the fair value adjustment of securities available-for-sale of $411,000, dividend payments of $665,000 to shareholders and the repurchase of 88,439 shares of the Corporation's common stock for $1,893,000.


Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $613,000 for the third quarter of 1996 compared to $677,000 for the same period in 1995. For the first nine months of 1996, net income was $2,160,000 compared to $1,937,000 for the corresponding period in 1995.

Net interest income increased for the third quarter of 1996 to $3,122,000 from $2,585,000, or 20.8%, for the comparable quarter in 1995, as a result of an increase in average net earning assets to $37.0 million from $32.3 million a year earlier, together with an increase in the interest rate spread to 3.25% from 2.78% a year earlier. Net interest income increased for the first nine months of 1996 to $8,820,000 from $7,779,000, or 13.4%, for the corresponding period in 1995, as a result of an increase in average net earning assets to $35.3 million from $30.8 million a year earlier, together with an increase in the interest rate spread to 3.09% from 2.84% a year earlier. The increased spreads are the result of investing available funds into higher-yielding loan products instead of lower-yielding investment securities.

Net interest income for the third quarter and first nine months of 1996 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than ninety days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans, and real estate acquired by foreclosure for the third quarter and first nine months of 1996 was approximately $15,000 and $125,000, respectively, compared to $53,000 and $179,000, respectively, for the corresponding 1995 periods.

The provision for loans losses for the third quarter and first nine months of 1996 was $150,000 and $300,000, respectively, compared to $75,000 and $225,000 for the corresponding 1995 periods. As described in the discussion of the Corporation's financial condition, the increased provision was in response to a growing loan portfolio. All non-performing assets are individually reviewed for collectibility as well as the overall loan portfolio when calculating the provision.

Management calculated the provision based on a review of the required allowance at September 30, 1996. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,032,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $1,824,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other expenses for the third quarter and first nine months of 1996 were $2,193,000 and $5,643,000, respectively, compared to $1,566,000 and $4,971,000
for the corresponding periods in 1995.   Salaries and employee benefits
increased to $859,000 for the third quarter of 1996 from $856,000 for the comparable period in 1995, and increased to $2,797,000 from $2,543,000 for the first nine months of 1995. The addition of five employees as a result of the Manville merger together with normal merit and cost of living adjustments contributed to the increase, together with a $175,000 ESOP contribution, offset by a reduction in health insurance premiums. The FDIC insurance premium increased $475,000, and $225,000, for the third quarter and first nine months of 1996, respectively, compared to the corresponding 1995 periods, as a result of an FDIC charge of $453,000 during the third quarter of 1996 which represents a one-time assessment to recapitalize the Savings Association Insurance Fund. Exclusive of this charge, the regular FDIC premium for the third quarter and first nine months of 1996 was $48,000 and $135,000, respectively, compared to $26,000 and $363,000 for the corresponding 1995 periods. The normal recurring 1996 FDIC premium reflects the reduction in the FDIC's Bank Insurance Fund premium rates. However, the third quarter and first nine months of 1995 reflects a Bank Insurance Fund assessment refund of $141,000. Net cost of operation of other real estate decreased $2,000 and $18,000, for the third quarter and first nine months of 1996, respectively, from the corresponding 1995 periods as most provisions and expenditures had already been made in prior periods to bring the properties to salable condition. Other operating expenses increased $128,000, or 25.4%, to $632,000, for the third quarter of 1996 when compared to the third quarter of 1995 as a result of an increase in outside services expenses, supervisory examination, consultant fees, marketing and office supplies. Other operating expenses, exclusive of a $200,000 reversal of an expense accrual, increased 22.3% for the first nine months of 1996, when compared to the corresponding 1995 period, as a result of increases in outside services expenses, supervisory examination and outside audit fees, consultant fees, marketing expenses, and office supplies.

The Corporation's annualized return on average total assets and average shareholders' equity was 0.70% and 9.20%, respectively, for the third quarter of 1996, compared to 0.82% and 10.44%, respectively, for the comparable period in 1995. For the first nine months of 1996, the annualized return on average total assets and average shareholders' equity was .83% and 11.10%, respectively, compared to .78% and 10.29%, respectively, for the corresponding periods in 1995.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At September, 30, 1996, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $14.5 million which represents 4.1% of total assets.

The Corporation's main liquidity demands come from loan disbursements which
totaled approximately $62.5 million for the first nine months of 1996.   At
September 30, 1996 outstanding commitments to extend credit totaled $43.6 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan Bank of New York which can provide additional funds, if needed. At September 30, 1996, this borrowing capacity totaled $35.4 million.

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


The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                                September 30, 1996
                                                ------------------
                                       Required       Actual       Excess
                                       --------       ------       ------
THE CORPORATION:
 Risk-based capital:
  Tier 1                                4.00%           13.271%      9.271%
  Total                                 8.00            14.523       6.523
 Leverage capital ratio                 4.00              7.55       3.55

THE BANK:
 Risk based capital:
  Tier 1                                4.00            12.273       8.273
  Total                                 8.00            13.525       5.525
 Leverage capital ratio                 4.00              6.99       2.99


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           Not applicable.

Item 2.    Changes in Securities.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           Not applicable

Item 5.    Other Information.

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

           Not applicable.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               RARITAN BANCORP INC.
                                               --------------------
                                                    (Registrant)



Date:  November 7, 1996                        By:   /s/ Arlyn D. Rus
                                                    -----------------

                                                     Arlyn D. Rus
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                     Director



Date:  November 7, 1996                        By:   /s/ Thomas F. Tansey
                                                    ---------------------

                                                     Thomas F. Tansey
                                                     Executive Vice President
                                                     Chief Operating Officer &
                                                     Treasurer Director