Form 10-Q/A
period 1996-09-30
RARITAN BANCORP INC
filed 1996-11-13
CIK 811434

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             AMENDMENT NO. 1 TO
                                   FORM 10-Q


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

                                                ___X___ Yes   ______ No

                     Applicable only to corporate issuers:

        As of November 7, 1996, 1,519,709 common shares, $.01 par value per share were outstanding.

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