Form 10-K
period 1996-12-31
RARITAN BANCORP INC
filed 1997-03-31
CIK 811434

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996
                          -----------------

Commission file number 0-15830
                       -------

                             Raritan Bancorp Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                     22-2792402
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     9 West Somerset Street
      Raritan, New Jersey                                  08869
---------------------------------           ------------------------------------
(Address of principal executive                          (Zip Code)
           offices)


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

                       Yes  [X]                 No
                           -----                   -----

  Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common
                                     Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market System on March 10, 1997 was approximately $27,155,400.

     The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 10, 1997 was 1,524,084.

                      Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the Raritan Bancorp, Inc. 1996 Annual Report are incorporated by reference into certain items of Part I and Part II.

II. Portions of the Raritan Bancorp, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                             RARITAN BANCORP INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Business .......................................................  1
           (a)    General Development of Business .........................  1
           (b)    Financial Information About Industry Segments ...........  1
           (c)    Narrative Description of Business .......................  2
                  (1)    General Description of Business ..................  2
                  (2)    Regulation and Supervision .......................  2
                  (3)    Monetary Policies ................................  9
                  (4)    Employees ........................................  9
                  (5)    Statistical Information ..........................  9
                         (a)   Distribution of Assets, Liabilities and
                               Shareholders' Equity; Interest Rates and
                               Interest Differential ......................  9
                         (b)   Securities Portfolio ....................... 10
                         (c)   Loan Portfolio ............................. 12
                         (d)   Maturity of Loans .......................... 12
                         (e)   Nonperforming Assets ....................... 15
                         (f)   Summary of Loan Loss Experience and
                               Allocation of the Allowance for Loan
                               Losses ..................................... 16
                         (g)   Deposits ................................... 17
                         (h)   Maturities of Time Deposits ................ 17
                         (i)   Return on Equity and Assets ................ 18
                         (j)   Short-term Borrowings ...................... 18
                         (k)   Competition ................................ 19
                         (l)   Executive Officers ......................... 19

Item 2.    Properties ..................................................... 20

Item 3.    Legal Proceedings .............................................. 21

Item 4.    Submission of Matters to a Vote of Security Holders ............ 21


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder
           Matters ........................................................ 21


           (a)    Market Information ...................................... 21
           (b)    Shareholders ............................................ 21
           (c)    Dividends ............................................... 21

Item 6.    Selected Financial Data ........................................ 22

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................. 22

Item 8.    Financial Statements and Supplementary Data .................... 22

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ......................... 23


                                   PART III



Item 10.    Directors and Officers of the Registrant ...................... 23

Item 11.    Executive Compensation ........................................ 23

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management .................................................... 23

Item 13.    Certain Relationships and Related Transactions ................ 23


                                    PART IV



Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ................................................... 24
            (a)    (1)   Consolidated Financial Statements ................ 24
                   (2)   Consolidated Financial Statement Schedules ....... 24
            (b)    Reports on Form 8-K .................................... 24
            (c)    Exhibits Required by Securities and Exchange Commission
                   Regulation S-K ......................................... 24

                                    PART I


Item 1.     Business
--------------------

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


                   The Raritan Savings Bank

        The Bank is a New Jersey chartered stock savings bank organized in 1869. Its main office is located at 9 West Somerset Street, Raritan, New Jersey 08869, and its telephone number is 908-725-0080. It also operates branch offices in Manville, Martinsville, Somerville, Warren and Whitehouse Station, New Jersey. The deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") primarily through the Bank Insurance Fund (the "BIF"). Effective August 1, 1996, the Manville Savings Bank, SLA (Manville) was merged with, and into, the Bank pursuant to a merger agreement. As part of the merger, 124,596 common shares of the Corporation were issued. Proceeds from the issuance of these shares totaled $2.0 million. The transaction was accounted for using the purchase method of accounting. Negative goodwill totaling $746,000 was recorded and will be accreted to income over a period of five years using the straight-line method. Net loans and deposits acquired totaled $11.9 million and $12.5 million, respectively. The acquisition had an immaterial impact on the results of operations of the Corporation.

        The Bank considers its primary market area for deposits to be the areas serviced by these six offices, while its primary market area for lending is more widespread and includes Somerset and Hunterdon Counties, as well as contiguous municipalities in Morris, Middlesex, Union and Mercer Counties, New Jersey. These areas include mostly manufacturing and service companies. There are four other financial institutions in Raritan.

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

        It is the Bank's policy primarily to originate adjustable-rate mortgage loans and other loans of an adjustable or short-term nature. However, in order to meet the demands of borrowers in the Bank's local lending area for long-term, fixed-rate mortgage loans in the current interest rate environment, the Bank began originating such loans (both 15 and 30 year loans) in 1991. Of the $52.9 million of first mortgage loans disbursed during 1996, $3.2 million were fixed-rate, while the balance of $49.7 million were of an adjustable or short-term nature. Consumer and commercial lending disbursements totaled $30.8 million for 1996 and consisted primarily of loans which are tied to the prime lending rate and are of a short-term nature.

        The Bank offers a wide range of services to both consumer and commercial customers. These services include consumer and commercial checking accounts, NOW and money market accounts, regular savings accounts, prime performance accounts whose rates are tied to the prime lending rate, market-rate certificates, IRA/Keough accounts, automated teller machine ("ATM") accessibility using the MAC(R) Plus(R) system, real estate mortgage loans, various consumer and commercial time and demand loans, and home equity lines of credit.

                (2)     Regulation and Supervision

        General.  As a New Jersey chartered savings bank, the deposits of which
        -------
are insured by the FDIC primarily through the BIF, the Bank is subject to extensive regulation by the FDIC and the New Jersey Department of Banking (the "Banking Department"). Both the Banking Department and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the FDIC and the Banking Department describing its activities and financial condition. The Board of Governors of the Federal Reserve System ("FRB") approved the Corporation's application to acquire the capital stock of the Bank and thereby to become a bank holding company. The Corporation is therefore subject to regulation, examination, supervision by the FRB. This supervision and regulation is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations could have a material adverse impact on the Corporation, the Bank and their operations. Certain of these regulatory requirements are referred to below or appear elsewhere herein. The Corporation is also subject to the reporting requirements of the Securities and Exchange Commission ("SEC").

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

        New Jersey Law.  The Bank is a stock-form savings bank organized under
        --------------
the laws of the State of New Jersey, and its deposits are insured by the FDIC. The Bank derives its lending, investment and other powers from the applicable provisions of New Jersey law and the regulations of the Banking Department, subject to limitations or other modifications under applicable federal laws and regulations of such agencies as the FDIC and the Federal Reserve Board.

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

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989.
        -----------------------------------------------------------------------
On August 9, 1989, the President of the United States signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a major reform intended primarily to recapitalize the savings and loan industry. Although the primary emphasis of the new law was to recapitalize and restructure the regulation and insurance of the savings and loan industry, certain provisions did affect banks and FDIC-insured savings banks. Notably, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required that the FDIC establish two separate insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Banks, including state-chartered savings banks, are insured under the BIF. "Savings associations" (i.e., savings and loan associations) are insured under the SAIF. Under FIRREA, the BIF may not be commingled with the SAIF and vice versa. See "Insurance of Deposits." Also under FIRREA, bank holding companies now are able to acquire any savings association without the imposition of cross-marketing restrictions on transactions between the association and its holding company affiliates.

        The Federal Deposit Insurance Corporation Improvement Act of 1991.  On
        -----------------------------------------------------------------
December 19, 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") was signed by the President. Among other things, the Act provided additional sources of funding to the BIF, which generally insures the deposits of banks, including state-chartered savings banks. The Act also authorizes the FDIC to impose emergency special assessments on BIF-members where deemed necessary, in addition to the regular insurance assessments. The Act also adopted a number of new mandatory supervisory measures designed to reduce costs to the deposit insurance fund. For example, effective December 19, 1992, the regulatory agencies were required to take certain supervisory actions (the "Prompt Corrective Action" provisions) against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The Act generally requires, subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2%, which appointment must be made within a maximum of 270 days after the threshold is reached. The final Prompt Corrective Action rules generally provide that an insured institution that has total risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% would be considered to be "undercapitalized", an insured institution that has total risk-based capital less than 6.0% or a leverage ratio that is less than 3.0% would be considered to be "significantly under-capitalized" and an insured institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, under the rule, an insured institution that is "undercapitalized," "significantly under-capitalized," or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by the parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than in the normal course of business.

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

        Insurance of Deposits.  The Bank's deposit accounts primarily are
        ---------------------
insured by the BIF up to applicable limits, generally $100,000 per insured depositor. In September 1991, the Bank assumed $80.3 million of insured deposit liabilities relating to the Warren and Whitehouse Station, New Jersey branch offices of a savings association being operated by the Resolution Trust Corporation, and also acquired deposits totaling $12.5 million as a result of the Manville merger. These deposits are insured by the Savings Association Insurance Fund ("SAIF"), up to applicable limits, generally $100,000 per insured depositor. The SAIF, like the BIF, is administered by the

FDIC. The FDIC promulgates regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors.

        On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF Insured Deposits, including approximately $83.0 million in "Oakar" and "Sasser" deposits held by the Bank, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $436,000 before tax-effect, as a result of the special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.

        Beginning on January 1, 1997, BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points on SAIF insured deposits and will pay a pro-rata share of the FICO payment on the earlier of January 1, 2000, or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

        Beginning January 1, 1997, SAIF assessment rates will range from 0 to 27 basis points, based upon an institution's regulatory risk classifaction and capital group. Based upon its current classification the rate applicable to the SAIF deposits held be the Bank would be zero.

        Capital Requirements.  Both the FRB and the FDIC have issued regulations
        --------------------
which require both the Corporation and the Bank, respectively, to maintain minimum levels of capital. In general, the regulations require a leverage capital ratio of 4% of total assets to be maintained. At December 31, 1996, the Corporation's and Bank's leverage capital ratio was each 7.44%.

        The FDIC and the FRB also have adopted a risk-based capital policy which imposes an additional capital standard on insured banks and bank holding companies. Under this regulation, the Corporation and Bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The least capital is required for the category having the least risk, and the most capital is required for the category deemed to have the greatest risk. At December 31, 1996, the Corporation and the Bank were required to have a Tier 1 risk-based capital ratio of 4% and total-risk-based capital ratio of 8%. At December 31, 1996, the Corporation's Tier 1 and total risk-based capital ratios were 12.834% and 14.086%, respectively. The Bank's Tier 1 and total risk-based capital ratios were 12.833% and 14.085%, respectively.

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

        Federal Reserve System.  Under the FRB regulations, the Bank is required
        ----------------------
to maintain reserves against its transaction accounts (primarily checking and NOW accounts), nonpersonal money market deposit accounts, and nonpersonal time deposits. Because reserves must generally be maintained in cash or in noninterest bearing accounts, the effect of the reserve requirement is to reduce the Bank's level of investable funds. These regulations generally require reserves of 3% of total transaction accounts of up to $49.3 million. Total transaction accounts amounting to over $49.3 million require a reserve of $1.5 million plus 10% (subject to adjustment by the FRB of between 8% and 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on nonpersonal money market deposit accounts and on nonpersonal time deposits that have original maturities of less than one and one half years and Eurocurrency liabilities. Institutions are permitted to designate and exempt $4.4 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with these requirements at December 31, 1996.

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

        Community Reinvestment Act.  Under the Community Reinvestment Act
        --------------------------
("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Public disclosure of an institution's CRA rating is required. The FDIC provides a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank has a satisfactory rating.

        Acquisition of the Corporation.  Under the Federal Change in Bank
        ------------------------------
Control Act ("CIBCA"), a notice must be submitted to the FRB if any person or group acting in concert seeks to acquire 10% or more of the Corporation's shares of Common Stock outstanding, unless the FRB finds that the acquisition will not result in a change in control of the Corporation. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Corporation and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the

FRB before it may obtain control of the Corporation. Control generally is defined to mean the beneficial ownership of 25% or more of any class of voting securities of the Corporation. Under New Jersey law, the Commissioner is required to approve in advance any acquisition of the Corporation's Common Stock in excess of 25% of the shares outstanding.

        Federal Income Taxation.  For Federal income tax purposes, the
        -----------------------
Corporation files a consolidated return with its subsidiary Bank, using the accrual method of accounting. The Bank is, with certain exceptions, subject to the rules of Federal income taxation generally applicable to corporations. The maximum Federal corporate income tax rate for all taxable income including capital gains is currently 34%.

        If certain conditions were met, under tax law that existed prior to 1996, thrift institutions, in determining taxable income, were allowed a special bad debt deduction based on a percentage of taxable income before such deduction. The Corporation prepares and files its tax return on a calendar-year basis. The Corporation used the experience method in preparing the Federal income tax return for calendar years 1996, 1995 and 1994. The tax bad debt reserve method was repealed for tax years beginning after 1995. As a result, the Corporation may no longer use the percentage of taxable income reserve method. A small thrift (one with $500 million or less in assets) is allowed to use either the specific charge-off method or the "bank" experience method of
Section 585 of the Internal Revenue Code to compute its bad debt deduction.

        Based upon 1996 Federal tax law changes, thrift institutions are generally required to recapture into income the portion of its bad debt reserve (other than supplemental reserve) that exceeds its base year (December 31, 1987) reserves. The recapture amount generally will be taken into income ratably (on a straight-line basis) over a six-year period. Under a small thrift exception, the Corporation's tax reserves for bad debts equaled its allowable experience reserve method and therefore, the Corporation will have no recapture.

        The Corporation has not recognized a deferred tax liability of approximately $746,000 for bad debt reserves for tax purposes which arose in tax years beginning before December 31, 1987 (i.e., base year). A deferred tax liability will be recognized if the Corporation expects that charges to the bad debt reserves, other than the losses on loans or recomputations of bad debt deductions resulting from operating loss carrybacks to prior years, would result in taxable income. The Corporation does not anticipate any such recognition in the foreseeable future.

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

State Income Taxation
---------------------

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

               (4)  Employees

        The Corporation had 78 full-time and 11 part-time employees on December 31, 1996

               (5)  Statistical Information

        The statistical information on the Corporation set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

                    (a) Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

        Information regarding the distribution of assets, liabilities and shareholders' equity; interest rates and interest differential appear on pages 16 and 17 of the Annual Report to Shareholders for the year ended December 31, 1996, and are incorporated herein by reference.

                    (b)    Securities Portfolio


        The following table sets forth the carrying amount of securities at the dates indicated.

                                                                    At December 31,
                                                          ----------------------------------

                                                           1996          1995         1994
                                                           ----          ----         ----
                                                                     (In thousands)

U.S. government obligations and obligations
 of U.S. government agencies.................           $ 17,143     $  12,584     $  15,295
Obligations of states and political
 subdivisions................................                748           804           770
Mortgage-backed securities issued
 by Federal agencies.........................             81,111        98,565       110,615
Federal Home Loan Mortgage
 Corporation common stock....................                170            --            --
                                                        --------     ---------     ---------
                                                        $ 99,172     $ 111,953     $ 126,680
                                                        ========     =========     =========


          The mortgage backed securities owned by the Bank are issued and guaranteed by either the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. These securities consist of pools of underlying mortgages with similar interest rates and similar maturities. The Bank receives a pro rata share (based on its percentage ownership in each individual pool) in the principal and interest cash flows to be received as the underlying mortgages are repaid by the mortgagors.

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

          The following table sets forth the maturities and average weighted yields for the securities available-for-sale and investment securities, net, portfolios at December 31, 1996. Yields on tax-exempt securities are shown on a fully tax-equivalent basis assuming an approximate 36% combined Federal and New Jersey State income tax rates:


                                                                              Mortgage-
                                                       Obligations of          backed
                                         U.S.Gov't       State and        Securities Issued    FHLMC
                         U.S. Gov't.      Agency         Political            by Federal      Common
                         Obligations    Obligations     Subdivisions           Agencies        Stock    Total
                         -----------    -----------     ------------           --------        -----    -----
Due within 1 year
  Amount................   $2,496           $500            $--                  $--            $--     $2,996
  Yield.................     5.47%          7.35%            --                   --             --       5.78%
Due from 1-5 years:
  Amount................      196         11,955             --                   --             --     12,151
  Yield.................     6.46%          6.40%            --                   --             --       6.40%
Due from 5-10 years:
  Amount................      --           1,996             --                   --             --      1,996
  Yield.................      --            7.00%            --                   --             --       7.00%
Due after 10 years:
  Amount................      --             --              748                  --             --        748
  Yield.................      --             --            10.71%                 --             --      10.71%
Mortgage-backed
 securities issued by
 Federal agencies:
  Amount................      --             --              --                81,111            --     81,111
  Yield.................      --             --              --                  6.11%           --       6.11%
FHLMC Common Stock
  Amount................      --             --              --                   --             170       170
  Yield.................      --             --              --                   --            1.26%     1.26%
Total:
  Amount................   $2,692        $14,451            $748              $81,111           $170   $99,172
  Yield.................     5.54%          6.52%          10.71%                6.11%          1.26%     6.18%

          Mortgage-backed securities issued by Federal agencies are disclosed separately because the principal balance is not due at a single maturity date.

          At December 31, 1996, there were no securities held of a single issuer (excluding U.S. Government Obligations and U.S. Government Agency Obligations) which exceeded 10% of shareholders' equity.

          (c)    Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio.

                                                                      At December 31,
                                             --------------------------------------------------------------
                                                1996         1995         1994         1993         1992
                                             ----------   ----------   ----------   ----------   ----------
                                                                    (In thousands)
Real estate-mortgage.................          $179,135     $147,673     $138,975     $123,539     $111,961
Real estate-construction.............            11,019        8,536        6,454        4,379        6,172
Consumer.............................            35,300       28,886       28,660       28,826       32,209
Commercial...........................            10,020       10,544        9,007        8,705        8,704
In-substance foreclosed loans........                --           --          701          860          941
                                             ----------   ----------   ----------   ----------   ----------
    Total loans......................           235,474      195,639      183,797      166,309      159,987

Less: Unearned income................              (404)        (467)        (474)        (514)        (664)
      Allowance for loan losses......            (2,965)      (2,582)      (2,729)      (3,094)      (1,797)
      Valuation allowance............                --           --           --           --          (22)
                                             ----------   ----------   ----------   ----------   ----------
Net loans............................          $232,105     $192,590     $180,594     $162,701     $157,504
                                             ==========   ==========   ==========   ==========   ==========

          (d)    Maturity of Loans

      The following table sets forth the maturities and sensitivities of loans to changes in interest rates at December 31, 1996. The table does not take into consideration scheduled loan amortization or prepayments.

                                                      Maturing
                                      ------------------------------------------
                                      One Year One Through   After
                                      or Less  Five Years  Five Years    Total
                                      -------  ----------  -----------  --------
                                                    (In thousands)
Real estate-mortgage................  $46,438     $78,980     $ 53,717  $179,135
Real estate-construction............   11,019          --           --    11,019
Consumer............................   16,027       9,551        9,567    35,145
Commercial..........................   10,150          25           --    10,175
                                      -------     -------     --------  --------
        Total loans.................  $83,634     $88,556     $ 63,284  $235,474
                                      =======     =======     ========  ========
Loans due after 1 year with:
  Predetermined interest rates......              $ 6,200      $43,421  $ 49,621
  Floating or adjustable interest
   rates............................               82,356       19,863   102,219
                                                  -------      -------  --------
                                                  $88,556      $63,284  $151,840
                                                  =======      =======  ========

The following loan products are currently being offered by the Bank:

          Residential First Real Estate Loans:  The Bank makes available to
          ------------------------------------
potential borrowers in its primary consumer area a various range of residential loans including adjustable rate mortgage loans ("ARMS") and fixed rate loans up to terms of 30 years. ARMS are considered by management to be advantageous to the Bank because adjustable-rate loans better match its shorter-term liability base.

          Under the Bank's current ARM programs, the potential borrower may choose among loans that have the initial interest rate fixed for one, three, five or ten years before the adjustments begin. Currently, ARMS are indexed to the one, three or five year U.S. Treasury constant maturities. All of the Bank's residential mortgage lending is subject to non-discriminatory underwriting standards. All loans are subject to underwriting review and approval by various levels of Bank personnel, depending on the size of the loan. Generally, the Bank requires a loan to value ratio of no more than 80%.
However, circumstances may allow a loan to value ratio as high as 90%. The collateral for these loans are borrowers who own primary residences. These loans represent the least degree of credit risk of all loan products offered (except loans secured by customers' deposits) by the Bank.

          In addition to interest earned on loans, the Bank receives fees for originating loans and for providing loan commitments. The Bank also charges fees for late payments and other miscellaneous services. Fees received in connection with loan originations are deferred and amortized into interest income over the estimated life of the loan. The Bank may also purchase such loans (servicing also acquired).

          Construction Loans:  The Bank provides financing for basically two
          -------------------
different categories of construction loans. An individual construction loan is made to the intended occupant of a house to finance its construction. Construction loans are also made to developers who are in the business of improving lots and building homes for resale. Generally, the Bank requires a loan to value ratio of not more than 75% for these type of loans. These loans involve somewhat more risk than residential real estate loans. Loans to developers are riskier than an individual construction loan since payment of interest and repayment depends upon the sale of the individual houses in the development. Construction loans require approval by various levels of Bank personnel, depending on the size of the loan.

          Commercial (Small Business) Loans:  As part of the overall
          ----------------------------------
diversification of the loan portfolio, the Bank will entertain loan requests from entities that manufacture wholesale or retail products and/or provide services in our market area. The Bank will consider the following types of credits: real estate loans, working capital lines of credit, and equipment/vehicle loans. Since commercial lending entails greater risks than residential and construction lending and repayment generally depends upon the cash flows of the borrowing entity, interest rates are generally of a variable nature. Maturities or repricings are of shorter terms (generally no longer than five years). Depending on the types of collateral and repayment terms, loan to value ratios generally cannot be greater than 80%. Depending on the nature of the loan requests, commercial loans require approval at various levels of Bank personnel.

          Second Mortgage and Other Consumer Loans:  The Bank also offers
          -----------------------------------------
consumer loans which include second mortgage loans for a variety of purposes including the renovation or remodeling of property, or for uses unrelated to the security. Consumer loans for the purchases of automobiles are also originated. These type loans, in addition to being an important part of the Bank's orientation toward consumer financial services, help promote increased net interest income stability because of their somewhat shorter maturities and faster prepayment characteristics. These loans are made based on an evaluation of the collateral and potential borrower's creditworthiness, including such factors as income, other indebtedness and credit history. Generally, second mortgage loans do not exceed 80% of the value of the collateral, less the outstanding balance of any fixed mortgage loan. These loans pose more credit risk than residential first real estate loans, but is offset by higher interest rates and are of a variable nature and shorter-term.

          Other Types of Lending:  The Bank will also offer collateral loans
          -----------------------
(secured by deposit at the Bank or readily marketable securities) and personal loans to individuals. These are generally loans of small dollar amounts and shorter terms. Collateral loans offer no credit risk because of their 100% secured status, and personal loans offer minimal credit risk because of their small balances (average balance was $7,000 at December 31, 1996).

          The Bank will from time to time issue (for a fee) a standby letter of credit which is an obligation of the Bank to a third party that in the event a particular act or deed of one of the Bank's borrowers is not performed, then the Bank will reimburse that third party. The most common purpose is to guaranty the workmanship within a housing tract. Standby letters of credit are issued to the Bank's most credit-worthy customers and require the same diligence as the Bank would exercise in underwriting a loan in the amount of the guaranty. At December 31, 1996 the total amount of standby letters of credit outstanding totaled $2.0 million.

          New Jersey's employment rolls continue to grow with an approximate 0.8% increase in 1996 and a 1.0% increase projected for 1997. This expansion will be mostly in the services sector, offset by declines mainly in manufacturing. Information technology is becoming the leading industry in New Jersey. This job growth has led New Jersey to the 5th largest office inventory in the country (behind New York, Los Angeles, Chicago and San Francisco). Decreases in the overall vacancy rate, and in particular Class A (high qualify buildings in prime locations) have led to new construction of these type office buildings.

          In the Bank's main lending areas--Somerset and Hunterdon Counties--new home construction continued with 3,095 permits issued for the first ten months of 1996, compared to 2,605 for the comparable 1995 period, and 18.8% increase.

          Somerset County currently ranks as the wealthiest in the country with an annual median discretionary household income of $78,205, followed closely by Hunterdon County with a median discretionary income of $77,277 per year.

          (e)   Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets, which includes ninety days or more past due loans, nonaccrual loans, and real estate acquired by foreclosure:

                                                    At December 31,
                                     ----------------------------------------------
                                      1996      1995      1994      1993      1992
                                     ------    ------    ------    ------    ------
                                                (Dollars in thousands)
Loans:
 90 days or more past due
  (nonaccruing)..................    $1,317    $1,055    $  321    $  899    $  696
Nonaccrual loans (less than
 90 days past due)...............        66        --       197       734        --
In-substance foreclosed
 loans...........................        --        --       701       860       941
                                     ------    ------    ------    ------    ------
 Total non-performing loans......     1,383     1,055     1,219     2,493     1,637
Real estate acquired by
  foreclosure....................       103       170     1,083     1,828     1,385
                                     ------    ------    ------    ------    ------
  Total nonperforming
   assets........................     1,486     1,225     2,302     4,321     3,022
Loans with modified terms........        --        --        --        --     1,808
                                     ------    ------    ------    ------    ------
                                     $1,486    $1,225    $2,302    $4,321    $4,830
                                     ======    ======    ======    ======    ======
Total non-performing loans as
  a percentage of total net
  loans..........................      0.60%     0.55%     0.67%     1.53%     1.04%
Non-performing assets as a
  percentage of total net
  loans and real estate
  acquired by foreclosure........      0.64%     0.64%     1.27%     2.63%     3.04%


     Gross interest on non-performing loans at December 31, 1996 that would have been recorded in accordance with the original terms of these loans had they been performing totaled $142,000 for 1996. Interest income recognized on non-performing loans at December 31, 1996 totaled $4,000.

     The accrual of income on loans is generally discontinued and all interest income previously accrued and unpaid is deducted from income when a loan becomes more than ninety days delinquent, or when certain factors indicate reasonable doubt as to the timely collectibility of such income. Income is recognized subsequently only in the period collected.

     At December 31, 1996, there were no loans, other than those referred to above or included in the above table, which could be considered potential problem loans. It is management's policy to review all delinquent loans to determine future collectibility of both principal and interest.

     At December 31, 1996, there were no concentrations of loans exceeding 10% total loans outstanding.

          (f) Summary of Loan Loss Experience and Allocation of the Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience, the borrower's ability to repay, collateral value and other factors that warrant recognition in providing an adequate allowance. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     The following table analyzes the allowance for loan losses for the years indicated.


                                                 Year Ended December 31,
                                       -------------------------------------------
                                        1996     1995     1994      1993     1992
                                       ------   ------   ------    ------   ------
                                                  (Dollars in Thousands)
Beginning balance....................  $2,582   $2,729   $3,094   $ 1,797   $1,201
Loans charged off:
          Real estate................    (247)    (213)    (787)     (891)    (365)
          Consumer...................    (133)    (252)     (38)     (128)     (34)
                                       ------   ------   ------   -------   ------
                                         (380)    (465)    (825)   (1,019)    (399)
Recoveries:
          Real estate................      --        9        4        --        8
          Consumer...................      10        9        6        26       42
                                       ------   ------   ------   -------   ------
                                           10       18       10        26       50
                                       ------   ------   ------   -------   ------
Net charge-offs......................    (370)    (447)    (815)     (993)    (349)
Provision for loan losses............     450      300      450     2,290      945
Manville Savings' acquisition........     303       --       --        --       --
Ending balance.......................  $2,965   $2,582   $2,729   $ 3,094   $1,797
                                       ======   ======   ======   =======   ======
Ratio of net charge-offs
          during the period to
          average loans outstanding
          during the period..........    0.18%    0.24%    0.47%     0.63%    0.22%


     The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated.


                                          At December 31,
                               --------------------------------------
                                1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------
                                           (In thousands)
Real estate..................  $1,824  $1,432  $2,198  $1,968  $1,483
Consumer and other...........   1,141   1,150     531   1,126     314
                               ------  ------  ------  ------  ------
Total allowances for loan
        losses.............    $2,965  $2,582  $2,729  $3,094  $1,797
                               ======  ======  ======  ======  ======


     The percentage of loans in each category to total loans is as follows:


                                          At December 31,
                               --------------------------------------
                                1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------
Real estate-mortgage.......     76.07%  75.49%  75.61%  74.25%  69.98%
Real estate-construction...      4.68    4.36    3.51    2.64    3.86
Consumer...................     14.99   14.76   15.60   17.35   20.13
Commercial.................      4.26    5.39    4.90    5.24    5.44
In-substance foreclosed
        loans.....................        --      --     .38     .52     .59
                               ------  ------  ------  ------  ------
        Total..............    100.00% 100.00% 100.00% 100.00% 100.00%
                               ======  ======  ======  ======  ======

          (g) Deposits

     The average balance of deposits and the average rates paid thereon are summarized in Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential, on page 18 of the Annual Report to Shareholders for the year ended December 31, 1996, and are incorporated herein by reference.

          (h) Maturities of Time Deposits

The following table summarizes the maturity distribution of all time market rate certificates in amounts of $100,000 or more, at December 31, 1996. There are no other time deposits in amounts of $100,000 or more.


                 Maturity                            Amount
                 --------                            ------
                                                 (In thousands)
        3 months or less.....................         $ 4,602
        Over 3 through 6 months..............           3,913
        Over 6 through 12 months.............           2,285
        Over 12 months.......................           5,699
                                                      -------
         Total...............................         $16,499
                                                      =======

     The above table includes accounts in domestic bank offices. The Bank does not have any foreign banking offices.

           (i)   Return on Equity and Assets

     The following table shows the operating and capital ratios for the Corporation for the years indicated.

                                                Year Ended December 31,
                                           ---------------------------------
                                             1996         1995        1994
                                           --------     --------    --------
Net income to average assets........         0.89%        0.80%       0.88%
Net income to average shareholders
    equity..........................        11.71        10.53       12.33
Dividend payout ratio...............        31.58        31.90       25.84
Average shareholders' equity to
    average total assets............         7.60         7.64        7.14


           (j)   Short-term Borrowings


                                                   At December 31,
                                         ---------------------------------
                                           1996         1995        1994
                                         --------     --------    --------
                                                   (in thousands)
Federal Home Loan Bank of
 New York Advance; interest rate:
 6.875% and 5.375%, at December 31
 31, 1996 and 1995, respectively:...     $ 10,000     $ 10,000          --
Borrowings under repurchase
 agreements:
 Collateralized by U.S. Treasury
 securities and obligations of
 U.S. government agencies with
 a carrying value, including
 accrued interest receivable, of
 $9,982; interest rate: 6.430%......           --           --       9,792
                                         --------     --------    --------
                                         $ 10,000     $ 10,000    $  9,792
                                         ========     ========    ========

     The Corporation may enter into sales of securities under repurchase agreements. Such agreements are treated as financings and the obligations to repurchase the same securities sold are reflected as a liability in the Consolidated Balance Sheet. The dollar amount of securities underlying the agreements are book entry securities.

     At December 31, 1996 and 1995, there were no agreements outstanding to repurchase the same securities. At December 31, 1994, agreements outstanding to repurchase the same securities totaled $9,792,000.

     Agreements to repurchase the same securities averaged $0, $4,300,000 and $1,896,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The maximum amounts outstanding at any month-end under such agreements during the years ended December 31, 1996, 1995 and 1994 totaled $0, $9,735,000 and $9,792,000, respectively. Accrued interest payable totaled $0 at December 31, 1996 and 1995, and $18,000 at December 31, 1994. The average interest rate on such agreements was 0.00%, 6.33% and 5.54% for the years ended December 31, 1996, 1995 and 1994, respectively.

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

           (l)    Executive Officers

     Information concerning executive officers of the Corporation during fiscal year 1996, who were not also directors of the Corporation, is also provided below.

                                             Positions with Corporation and
                                           Business Experience for Past Five
Name and Age                                             Years
------------                               ---------------------------------
Lucille H. Daniel                       Vice President and Secretary of the
Age 62                                  Corporation and the Bank.

John J. Lukens                          Senior Vice President of the
Age 49                                  Corporation and Senior Vice
                                        President, Senior Loan Officer of the
                                        Bank since June, 1992.  Prior to such
                                        time, he was a Vice President and
                                        Credit Officer at National
                                        Westminster Bank, New Jersey.


Item 2.    Properties
---------------------

          The following table sets forth certain information to each of the Bank's offices. The total net book value of the Bank's premises and equipment at December 31, 1995, was $3.2 million. See Note 6 to the Consolidated Financial Statements. The Corporation believes that its facilities are adequate for conduct of its current business.

                                                                                 Expiration
                                                                               Date of Current        Lease
Location:                               Opened       Owned         Leased        Lease Term       Renewal Option
---------                               ------       -----         ------      -------------      --------------
Main office                               1869        X
9 West Somerset Street
Raritan, New Jersey  08869

Branches:
---------

339 South Main Street                     1996                        X           2006                  three 5-year
Manville, New Jersey 08835                                                                                 options

1921 Washington Valley Road               1976        X
Martinsville, New Jersey  08836

151 Adamsville Road                       1980                        X           2001                  one 6-year
Somerville, New Jersey  08876                                                                             option

51 Mountain Boulevard                     1991         X
Warren, New Jersey  07059

Whitehouse Mall                           1991                        X           2001                  one 5-year
Routes 22 East and 523                                                                                    option
Whitehouse Station, NJ  08889

Loan Production Office:
-----------------------

28 West Somerset Street                   1987                        X           1997                      None
Raritan, New Jersey  08869

Future Branch and Operations Center:
------------------------------------

Raritan Plaza                             1997                        X           2007                  two 5-year
Route 28                              (Projected)                              (Projected)                options
Bridgewater, New Jersey 08807

Item 3.    Legal Proceedings
----------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

           Not applicable.

                                 PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters
--------------------------------------------------------------------------------

              (a)   Market Information

         Raritan Bancorp's common stock is quoted on the NASDAQ National Market System under the symbol "RARB."

         The following table presents the range of the high and low prices for Raritan Bancorp's common stock as obtained from NASDAQ.

                       1996            1995
                  --------------  --------------
Quarter Ending     High    Low     High    Low
----------------  ------  ------  ------  ------
March 31........  $22.25  $21.00  $21.75  $17.00
June 30.........   22.00   20.75   22.25   20.75
September 30....   22.00   20.25   22.50   21.00
December 31.....   23.50   21.25   22.50   21.50

              (b)   Shareholders

       At March 10, 1997 Raritan Bancorp, Inc. had approximately 550 shareholders of record, including brokerage firms, banks and registered clearing agencies acting as nominees for an indeterminate number of beneficial owners.

              (c)   Dividends

       Subject to applicable law, the Board of Directors of the Corporation and the Bank may each provide for the payment of dividends.

       The Bank will not be permitted to pay dividends on its capital stock if its retained earnings would thereby be reduced below the amount required for the liquidation account established at the time of its conversion to stock form and the issuance of stock resulting from the Manville merger and acquisition (approximately $1,005,000 at December 31, 1996), or applicable regulatory capital requirements. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. The Bank has designated a capital surplus of $2.0 million, which is not available for the payment of dividends.

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

       During the years ended December 31, 1996 and 1995, the Corporation declared and paid cash dividends totaling $0.60 and $0.52, respectively, per common share.

       On January 21, 1997, the Board of Directors of the Corporation declared a quarterly cash dividend in the amount of $0.175 per common share. The dividend was paid on March 1, 1997 to shareholders of record as of February 15, 1997.

Item 6.  Selected Financial Data
--------------------------------

       Information relating to Selected Consolidated Financial Data on page 9 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

       Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 18 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

       The Consolidated Financial Statements and Report by KPMG Peat Marwick LLP dated January 21, 1997, appear on pages 19 to 36 of the Annual Report to Shareholders for the year ended December 31, 1996 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

       None.

                                    PART III


Item 10.  Directors and Officers of the Registrant
--------------------------------------------------

       Information is contained in "Election of Directors" on pages 4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 28, 1997, and is incorporated herein by reference. Information regarding executive officers who are not also directors of the Corporation or the Bank is contained in Part I of this report in reliance of General Instruction G.

Item 11.  Executive Compensation
--------------------------------

       Information is contained in Compensation of Directors and Officers on pages 6 through 10, inclusive, of Raritan Bancorp Inc.'s Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

       Information is contained on pages 4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 28, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information is contained in Certain Relationships and Related Transactions on page 10 of Raritan Bancorp Inc.'s Proxy Statement dated March 28, 1997, and is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)   (1)   Consolidated Financial Statements

     The following financial statements are incorporated herein by reference to the Annual Report to Shareholders for the year ended December 31, 1996, a copy of which is attached hereto.

                                                   Annual Report
                                                   Page Reference
                                                   --------------
          Consolidated Balance Sheets............       19

          Consolidated Statements of Income......       20

          Consolidated Statements of Changes in
            Shareholders' Equity.................       21

          Consolidated Statements of Cash Flows..       22

          Notes to Consolidated Financial
            Statements...........................     23-35

          Independent Auditors' Report...........       36

                (2)   Consolidated Financial Statement Schedules

     All statement schedules are omitted as the information, if applicable, is presented in the above financial statements or notes thereto.

          (b)   Reports on Form 8-K

     None

          (c) Exhibits Required by Securities and Exchange Commission Regulation S-K.

Exhibit
Number
------

3.1    Certificate of Incorporation of Raritan Bancorp, Inc. (filed as Exhibit
       3.1 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc. on March 10, 1987, Registration No. 33-12539).

3.1(a) Certificate of Amendment to the Certificate of Incorporation of Raritan
       Bancorp, Inc. (Filed as Exhibit 3.1(a) to the Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.5 Amended and Restated Special Termination Agreements with Lucille H. Daniel (the original Special Termination Agreements were filed as Exhibit
       10.4 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc., Registration No. 33-12539; the Restated Termination Agreements were filed as Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.6 Special Termination Agreement with John J. Lukens (filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 Supplemental Executive Retirement Plan I (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.8 Supplemental Executive Retirement Plan II (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1994).

11 Computation of net income per share (Incorporated by reference to "Financial Highlights" on page 1, and the Consolidated Statements of Income on page 20, of the Annual Report to Stockholders for the year ended December 31, 1996).

13     Annual Report to Shareholders for the year ended December 31, 1996.

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

                                          RARITAN BANCORP, INC.



                                          By: /s/ Arlyn D. Rus
                                             --------------------------
                                             Arlyn D. Rus, President and
                                             Chief Executive Officer

Date: March 17, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1997, by the following persons on behalf of the Registration and in the capacities indicated.


/s/ Arlyn D. Rus                        /s/ Thomas F. Tansey
-----------------------------------     ---------------------------------------
Arlyn D. Rus, Chairman of the Board,    Thomas F. Tansey, Executive Vice
President and Chief Executive           President, Chief Operating Officer and
Officer                                 Treasurer
                                        Director
                                        (Principal Financial and Accounting
                                        Officer)


/s/ William T. Anderson                 /s/ Peter S. Johnson
-----------------------------------     ---------------------------------------
William T. Anderson, Director           Peter S. Johnson, Director


/s/ William T. Kelleher, Jr.            /s/ William W. Crouse
-----------------------------------     ---------------------------------------
William T. Kelleher, Jr., Director      William W.  Crouse