Form 10-Q
period 1997-03-31
RARITAN BANCORP INC
filed 1997-05-13
CIK 811434

United States
               Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Period Ended March 31,1997

                 Commission File Number: 0-15830

                      Raritan Bancorp Inc.
-----------------------------------------------------------------
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

                                   /X/ Yes      / / No

Applicable only to corporate issuers:

     As of April 23, 1997, 1,590,307 common shares, $.01 par value per share were outstanding.

                      RARITAN BANCORP INC.

                            FORM 10-Q

                              INDEX


                                                        PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1    FINANCIAL STATEMENTS                         1

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                   7

PART II -OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS                            11

     ITEM 2    CHANGES IN THE RIGHTS OF THE CORPORATION'S
               SECURITY HOLDERS                             11

     ITEM 3    DEFAULTS BY THE CORPORATION ON ITS SENIOR
               SECURITIES                                   11

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                      11

     ITEM 5    OTHER INFORMATION                            12

     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K             12


     SIGNATURES                                             13

PAGE

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars In thousands, except per share data)

                                  March 31, 1997       December 31, 1996
                                     (Unaudited)            (Audited)
-------------------------------------------------------------------------------

Assets:
Cash and due from banks               $  5,451              $  5,453
Federal funds sold                      19,200                27,300
-------------------------------------------------------------------------------
  Total cash and cash equivalents       24,651                32,753
Securities available-for-sale,
  at fair value                         45,404                47,253
Investment securities, net (fair
  value: $48,856 at March 31, 1997
  and $51,202 at December 31,
  1996)                                 50,022                51,919
Loans:                                 247,098               235,474
  Less: Unearned income                    329                   404
        Allowance for loan losses        3,127                 2,965
-------------------------------------------------------------------------------
    Net loans                          243,642               232,105
-------------------------------------------------------------------------------
Banking premises and equipment, net      3,660                 3,689
Federal Home Loan Bank of
  New York stock, at cost                2,672                 2,672
Accrued interest receivable              2,089                 1,947
Other assets                             2,998                 3,055
-------------------------------------------------------------------------------
Total assets                          $375,138              $375,393
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Liabilities and Shareholders'
  Equity:

Due to depositors:
  Interest-bearing                    $309,368              $309,569
  Non-interest-bearing                  21,103                21,609
-------------------------------------------------------------------------------
    Total deposits                     330,471               331,178
Borrowings                              10,154                10,154
Accrued interest payable                    98                    59
Accrued expenses and other
  liabilities                            5,620                 5,734
-------------------------------------------------------------------------------
    Total liabilities                  346,343               347,125
-------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    3,500,000 shares authorized,
    1,725,000 shares issued with
    1,531,584 shares outstanding
    at March 31, 1997 and
    1,513,709  shares outstanding
    at December 31, 1996                    17                    17
Additional paid-in capital              11,013                11,165
Retained earnings                       20,719                20,016
Fair value adjustment of securities
  available for sale, net of tax           (26)                  204
Less: Unallocated common stock
        acquired by the ESOP              (154)                 (154)
      Cost of common stock in
        treasury, 193,416 shares at
        March 31, 1997 and 211,291
        shares at December 31, 1996     (2,774)               (2,980)
-------------------------------------------------------------------------------
        Total shareholders' equity      28,795                28,268
Commitments and contingencies
-------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                              $375,138              $375,393
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PAGE

                      RARITAN BANCORP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                            Three Months Ended
                                                                 March 31
------------------------------------------------------------------------------
                                                         1997            1996
-----------------------------------------------------------------------------
Interest income:
  Interest and fees on real estate
    loans                                          $    3,927      $    3,096
  Interest and fees on other loans                      1,009             903
  Interest and dividends on
    investment securities:
      Taxable                                           1,507           1,692
      Tax-exempt                                           12              13
  Interest on deposits in other
    banks                                                 207             315
-----------------------------------------------------------------------------
      Total interest income                             6,662           6,019
-----------------------------------------------------------------------------
Interest expense:
  Interest on deposit accounts                          3,266           3,210
  Interest on borrowings                                   45              10
-----------------------------------------------------------------------------
      Total interest expense                            3,311           3,220
-----------------------------------------------------------------------------
  Net interest income                                   3,351           2,799
Provision for loan losses                                 150              75
-----------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                       3,201           2,724

Other income:
  Service charges and other income                        177             174
-----------------------------------------------------------------------------
      Total other income                                  177             174
-----------------------------------------------------------------------------
Operating expenses:
  Salaries and employee benefits                        1,000             907
  Occupancy expense                                       188             199
  FDIC insurance premium                                   20              43
  Net cost of operation of
    other real estate                                       9               8
  Other operating expenses                                614             560
-----------------------------------------------------------------------------
      Total operating expenses                          1,831           1,717
-----------------------------------------------------------------------------
Income before income tax expense                        1,547           1,181
Income tax expense                                        577             438
-----------------------------------------------------------------------------
Net income                                         $      970      $      743
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Average number of shares outstanding
  Primary                                           1,657,124       1,597,324
  Fully Diluted                                     1,660,480       1,597,324
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net income per share
  Primary                                          $     0.59      $     0.46
  Fully Diluted                                    $     0.58      $     0.46
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PAGE

                      Raritan Bancorp Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                          For the Three Months Ended March 31,
                                             1997                        1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                   $   970                     $   743
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Increase in accrued interest
   receivable                                   (142)                      (136)
  Amortization on securities, net                 39                         54
  Provision for loan losses                      150                         75
  Increase (decrease) in accrued interest
   payable                                        39                         (6)
  Increase in accrued expenses                   101                         69
  Decrease (increase) in prepaid expenses         33                       (127)
  Depreciation                                    88                         89
  Deferred income taxes                           60                         (7)
  Increase in income taxes payable               419                         420
  Net decrease, other                          (595)                       (310)
-------------------------------------------------------------------------------
Total cash provided by operating
  activities                                   1,162                        864
-------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Proceeds from call and repayments
   of securities available-for-sale            1,468                      3,017
  Proceeds from repayments of
   investment securities, net                  1,874                      1,928
  Purchase of securities available-
   for-sale                                        -                     (2,962)
  Net disbursements for loans               (11,627)                     (1,950)
  Capital expenditures                          (59)                       (153)
-------------------------------------------------------------------------------
Net cash used in investing activities        (8,344)                       (120)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in demand deposits,
  money market accounts, NOW accounts,
  prime performance accounts, and
  savings accounts                             (475)                     (3,776)
 Net (decrease)increase in market-rate
  certificates                                 (232)                      7,303
 Proceeds from issuance of common stock         173                          30
 Treasury stock acquired, at cost              (119)                     (1,476)
 Repayment of Borrowings                          -                     (10,000)
 Cash dividends paid                           (267)                       (221)
-------------------------------------------------------------------------------
Net cash used in financing activities          (920)                     (8,140)
-------------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                            (8,102)                     (7,396)
Cash and cash equivalents at
 beginning of period                         32,753                      39,886
-------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                              $24,651                     $32,490
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Supplemental schedule of cash
 flow information:
Interest paid                               $ 3,272                     $ 3,211
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income taxes paid                           $    98                     $    25
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PAGE

               RARITAN BANCORP INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1: The consolidated financial statements include the accounts of the Raritan Bancorp Inc. ("Corporation") and its wholly-owned subsidiary, The Raritan Savings Bank ("Bank").

The consolidated balance sheet at March 31, 1997, the consolidated statements of income for the three month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1996 audited financial statements and notes thereto.

Interim results are not necessary indicative of results for the full year.


Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:
The amortized cost of securities and their estimated fair values at March 31, 1997, were as follows:

                                                                                Gross          Gross       Estimated
                                                              Amortized      Unrealized     Unrealized       Fair
                                                                Cost            Gains          Losses        Value
----------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
                                                                                  (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies                                     $16,632        $  5            $  (109)       $16,528
Obligations of states and political subdivisions                  710          36                  -            746
Equity security                                                   129          38                  -            167
Mortgage-backed securities issued by Federal agencies          27,973         317               (327)        27,963
----------------------------------------------------------------------------------------------------------------------
                                                              $45,444        $396            $  (436)       $45,404
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies         $50,022        $  7            $(1,173)       $48,856
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

The amortized cost of securities and their estimated fair values at December 31, 1996, were as follows:


                                                                                Gross          Gross       Estimated
                                                              Amortized      Unrealized     Unrealized       Fair
                                                                Cost            Gains          Losses        Value
----------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
                                                                                  (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations of
 U.S. Government agencies                                     $17,130        $ 48            $   (35)       $17,143
Obligations of states and political subdivisions                  710          38                  -            748
Equity security                                                   129          41                  -            170
Mortgage-backed securities issued by Federal agencies          28,959         396               (163)        29,192
----------------------------------------------------------------------------------------------------------------------
                                                              $46,928        $523            $  (198)       $47,253
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies         $51,919        $ 22            $  (739)       $51,202
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Note 3:  Loans and Allowance for Loan Losses:
     Loans are summarized as follows:


                            March 31, 1997      December 31, 1996
                             (Unaudited)            (Audited)
                                       (In thousands)
Real estate:
     Conventional              $192,528              $179,135
     Construction                 9,571                11,019
                               --------              --------
                                202,099               190,154
Consumer Loans                   34,988                35,300
Commercial Loans                 10,011                10,020
                               --------              --------
                               $247,098              $235,474
                               --------              --------
                               --------              --------

The activity in the allowance for loan losses follows:


                                      Three Months Ended March 31
                                           1997          1996
                                               (Unaudited)
                                              (In thousands)
 Balance at beginning of period          $2,965          $2,582
 Provision charged to operations            150              75
 Charge-offs                                 (3)            (54)
 Recoveries                                  15               3
                                          ------         -------
 Balance at end of period                $3,127          $2,606
                                          ------         -------
                                          ------         -------

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,790,000 and $1,486,000 at March 31, 1997 and December 31, 1996, respectively, as follows:


                                March 31, 1997        December 31, 1996
                             Number       Amount      Number     Amount
                            of Loans  (In thousands) of Loans (In thousands)
Description:                     (Unaudited)              (Audited)

First mortgage loans            6          $  658        4        $    576
Home equity loans               3             111        2             115
Second mortgage loans           1              45        1              47
Consumer loans                  1               5        -               -
Commercial loans                1             155        2             326
Loans secured with marketable
  securities                    2             410        -               -
Loans with modified terms       3             252        3             253
                               --           -----       --           -----
  Total non-performing loans   17           1,636       12           1,317
Real estate acquired by
  foreclosure                   1             103        1             103
                               --           -----       --           -----
                               18           1,739       13           1,420
Non-accrual loans less than
  90 days delinquent            2              51        4              66
                               --           -----       --           -----
                               20          $1,790       17        $  1,486
                               --           -----       --           -----
                               --           -----       --           -----


The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $38,000 and $55,000 for the three months ended March 31, 1997 and 1996, respectively.

At March 31, 1997 and December 31, 1996, the Corporation had impaired loans totaling $1,636,000 and $1,317,000, respectively. The Corporation calculated a total allowance for impaired loans of $144,000 and $112,000 at March 31, 1997 and December 31, 1996,
respectively. Impaired loans averaged $1,342,000 and $1,742,000 for the three months ended March 31, 1997 and 1996, respectively. Interest income totaling $10,000 and $23,000 was recognized, all on a cash basis, on impaired loans for the three months ended March 31, 1997 and 1996, respectively.

Note 4:  Recently Issued Accounting Pronouncements:

FASB Statement No. 128 "Earnings Per Share":

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share', and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statements periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with Statement 128. The Corporation expects that the adoption of Statement 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

FASB Statement No. 129 "Disclosure of Information about Capital
Structure":

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement 129") was issued in February, 1997. Statement 129 is effective for periods ending after December 15, 1997. Statement 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of Statement 129 is not expected to have a significant impact on the disclosures in financial statements of the Corporation.


Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

At March 31, 1997, the Corporation's total assets decreased to $375.1 million from $375.4 million at December 31, 1996. Net loans increased to $243.6 million at March 31, 1997 from $232.1 million at December 31, 1996, as loan disbursements exceeded
repayments by $11.6 million.   Deposits decreased to $330.5
million at March 31, 1997 from $331.2 at December 31, 1996. Deposits outflows, exclusive of interest credited, exceeded inflows by $4.0 million during the first three months of 1997.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,790,000 or 0.73% of total net loans plus real estate acquired by foreclosure at March 31, 1997, compared to $1,486,000 or 0.61% of total net loans plus real estate acquired by foreclosure at December 31, 1996.

During the three months ended March 31, 1997 the Corporation added $150,000 to the allowance for loan losses compared to $75,000 during the corresponding period in 1996. The increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed as well as the overall loan portfolio when calculating the provision.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,790,000 and $1,486,000 at March 31, 1997 and December 31, 1996, respectively, as follows:


                                March 31, 1997        December 31, 1996
                             Number       Amount      Number     Amount
                            of Loans  (In thousands) of Loans (In thousands)
Description:                     (Unaudited)              (Audited)

First mortgage loans            6          $  658        4        $    576
Home equity loans               3             111        2             115
Second mortgage loans           1              45        1              47
Consumer loans                  1               5        -               -
Commercial loans                1             155        2             326
Loans secured with marketable
  securities                    2             410        -               -
Loans with modified terms       3             252        3             253
                               --          ------       --           -----
  Total non-performing loans   17           1,636       12           1,317
Real estate acquired by
  foreclosure                   1             103        1             103
                               --          ------       --           -----
                               18           1,739       13           1,420
Non-accrual loans less than
  90 days delinquent            2              51        4              66
                               --          ------       --           -----
                               20          $1,790       17        $  1,486
                               --          ------       --           -----
                               --          ------       --           -----


Of the seventeen non-performing loans at March 31, 1997, fourteen ($1,221,000) are collateralized by real estate, one is collateralized by an automobile ($5,000) and two ($410,000) are secured with marketable securities. Real estate acquired by foreclosure consists of one two-family dwelling . The two non-accrual loans are secured by real estate.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,106,000 has been allocated to such loans, together with a general allowance of $2,021,000 on the remaining loan portfolio taken as a whole. During the quarter ended March 31, 1997 loans totaling $3,000 were charged off, while loans totaling $54,000 were charged off during the first three months of 1996.

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

Shareholders' equity totaled $28.8 million, or $18.80 per share at March 31, 1997, compared to $28.3 million, or $18.67 per share at December 31, 1996. The increase in shareholders' equity is the result of net income totaling $970,000 for the quarter ended March 31, 1997, the issuance of 22,875 shares of common stock for $173,000 via the exercise of stock options, offset by a decrease in the fair value adjustment of securities available-for-sale of $230,000, dividend payments of $267,000 to shareholders and the repurchase of 5,000 shares of the Corporation's common stock for $119,000.


Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $970,000 for the first quarter of 1997 compared to $743,000 for the same period in 1996, an increase of $227,000, or 30.6%.

Net interest income increased for the first quarter of 1997 to $3.4 million from $2.8 million, or 21.4%, for the comparable quarter in 1996, as a result of an increase in average net earning assets to $40.4 million from $34.9 million a year earlier, together with an increase in the interest rate spread to 3.33% from 2.92% a year earlier. The increased spread is the result of investing available funds into higher-yielding loan products instead of lower-yielding investment securities.

Net interest income for the first quarter of 1997 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure.
Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans, and real estate acquired by foreclosure for the first quarter of 1997 was approximately $38,000 compared to $55,000 for the corresponding 1996 period.

The provision for loan losses for the first quarter of 1997 was $150,000 compared to $75,000 for the corresponding 1996 period. As described in the discussion of the Corporation's financial condition, the increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed for collectibility as well as the overall loan portfolio when calculating the provision.

Management calculated the provision based on a review of the required allowance at March 31, 1997. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,106,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,021,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other expenses for the first quarter of 1997 were $1,831,000 compared to $1,717,000 for the corresponding period in 1996. Salaries and employee benefits increased to $1,000,000 for the first quarter of 1997 from $907,000 for the comparable period in 1996. The addition of five employees as a result of the Manville Savings Bank merger and acquisition in August, 1996, together with normal merit and cost of living adjustments contributed to the increase. Occupancy expense decreased $11,000 to $188,000 for the first three months of 1997 from $199,000 for comparable 1996 period as a result of reduced snow removal expenses. The FDIC insurance premium decreased $23,000 to $20,000 for the first quarter of 1997 compared to $43,000 for the corresponding 1996 period as a result of the recapitalization of the Savings Association Insurance Fund in 1996 which assesses a lower FDIC premium rate for the Bank beginning in 1997. Other operating expenses increased $54,000, or 9.6%, to $614,000, for the first quarter of 1997 compared to the first quarter of 1996 as a result of an increase in outside services expenses, legal fees, consultant fees, marketing, trade association expenses and office supplies, offset by negative goodwill accretion pertaining to the aforementioned Manville Savings Bank merger and acquisition in August, 1996.

The Corporation's annualized return on average total assets and average shareholders' equity was 1.06% and 13.55%, respectively, for the first quarter of 1997, compared to 0.86% and 11.46%, respectively, for the comparable period in 1996.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At March 31, 1997, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $25.2 million which represents 6.7% of total assets.

The Corporation's main liquidity demands come from loan disbursements which totaled approximately $28.4 million for the
first three months of 1997.   At March 31, 1997 outstanding
commitments to extend credit totaled $49.1 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan
Bank of New York which can provide additional funds, if needed.
At March 31, 1997, this borrowing capacity totaled $35.4 million.

Both the Corporation and the Bank are subject to regulatory capital requirements mandated by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC), respectively. Both are required to maintain minimum capital requirements, defined by both the FRB and FDIC as risk-based capital ratio (Tier 1 and Total) and leverage capital ratio.

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the
Bank:

                                        March 31, 1997
                                 Required    Actual     Excess
THE CORPORATION:
   Risk-based capital:
      Tier 1                       4.00%    12.504%     8.504%
      Total                        8.00     13.757      5.757
   Leverage capital ratio          4.00       7.54       3.54

THE BANK:
   Risk-based capital:
      Tier 1                       4.00     12.455      8.455
      Total                        8.00     13.708      5.708
   Leverage capital ratio          4.00       7.51       3.51

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     (a)  The annual meeting of the security holders of Raritan
          Bancorp Inc. took place on April 23, 1997.

     (b)(i) The following directors were elected to a three-year term:


                                             Number of Votes   Number of Votes
Name                     Expiration of Term     in Favor         Withheld
William T. Kelleher, Jr.         2000            1,290,121         13,604
Thomas F. Tansey                 2000            1,290,121         13,604

     (b)(ii) The following directors' term of office continued after the meeting:


Name                            Expiration of Term
Arlyn D. Rus                           1998
Peter S. Johnson                       1998
William T. Anderson, M.D.              1999
William W. Crouse                      1999

     (c) KPMG Peat Marwick LLP was ratified as the Corporation's auditors by a vote of 1,284,006 shares For, 17,750 shares Against and 1,969 shares Abstained.

     (d)  The Raritan Bancorp Inc. 1997 Long-Term Incentive Stock
          Benefit Plan was approved by a vote of  992,354 shares
          For, 101,866 shares Against and 9,281 shares Abstained.

Item 5.   Other Information.

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

          Not applicable.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RARITAN BANCORP INC.
                              -----------------------------------
                              (Registrant)




Date:  April 23, 1997         By:  /s/ Arlyn D. Rus
                                   ------------------------------
                                   Arlyn D. Rus
                                   Chairman, President and
                                   Chief Executive Officer
                                   Director

Date: April 23, 1997          By:  /s/ Thomas F. Tansey
                                   ------------------------------
                                   Thomas F. Tansey
                                   Executive Vice President
                                   Chief Operating Officer &
                                   Treasurer
                                   Director