Form 10-Q
period 1997-06-30
RARITAN BANCORP INC
filed 1997-08-06
CIK 811434

United States
               Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Period Ended June 30,1997

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

                                     /X/ Yes   /  / No

              Applicable only to corporate issuers:

     As of July 23, 1997, 2,410,373 common shares, $.01 par value per share were outstanding.

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

                  PART 1--FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
               RARITAN BANCORP INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 JUNE 30, 1997        DECEMBER 31, 1996
                                                                  (UNAUDITED)              (AUDITED)
ASSETS
  Cash and due from banks                                        $    8,315              $    5,453
  Federal funds sold                                                 19,300                  27,300
                                                                 ----------              ----------
      Total cash and cash equivalents                                27,615                  32,753
  Securities available-for-sale, at fair value                       35,250                  47,253
  Investment securities, net (fair value: $47,470)
    at June 30, 1997 and $51,202 at December 31, 1996)               48,193                  51,919
  Loans                                                             254,077                 235,474
    Less: Unearned income                                               222                     404
          Allowance for loan losses                                   3,272                   2,965
                                                                 ----------              ----------
      Net loans                                                     250,583                 232,105
                                                                 ----------              ----------

  Banking premises and equipment, net                                 3,708                   3,689
  Federal Home Loan Bank of New York stock, at cost                   2,672                   2,672
  Accrued interest receivable                                         1,997                   1,947
  Other assets                                                        9,410                   3,055
                                                                 ----------              ----------

  Total assets                                                   $  379,428              $  375,393
                                                                 ----------              ----------
                                                                 ----------              ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Due to depositors:
   Interest bearing                                              $  310,742              $  309,569
   Non-interest bearing                                              23,081                  21,609
                                                                 ----------              ----------
      Total deposits                                                333,823                 331,178
  Borrowings                                                         10,154                  10,154
  Accrued interest payable                                               96                      59
  Accrued expenses and other liabilities                              5,259                   5,734
                                                                 ----------              ----------

      Total liabilities                                             349,332                 347,125
                                                                 ----------              ----------

  Shareholders' equity:
   Preferred stock, $.01 par value, 2,000,000
   shares authorized; none issued                                         -                       -
  Common stock, $.01 par value, 3,500,000
   shares authorized; 2,587,500* shares issued
   with 2,411,873* shares outstanding at
   June 30, 1997 and 2,270,563* shares
   outstanding at December 31, 1996                                      26                      26
  Additional paid-in capital                                         10,612                  11,165
  Retained earnings                                                  21,411                  20,007
  Fair value adjustment of securities available-
   for-sale, net of tax                                                 155                     204
  Less: Unallocated common stock acquired by the ESOP                  (154)                   (154)
        Unearned deferred compensation                                 (265)                      -
        Cost of common stock in treasury, 175,627*
         shares at June 30, 1997 and 316,937* shares
         at December 31, 1996                                        (1,689)                 (2,980)
                                                                 ----------              ----------
      Total shareholders' equity                                     30,096                  28,268
  Commitments and contingencies                                  ----------              ----------

  Total liabilities and shareholders' equity                     $  379,428              $  375,393
                                                                 ----------              ----------
                                                                 ----------              ----------

*Share amounts reflect the effect of the three-for-two stock split paid in the form of a stock dividend on July 1, 1997.


See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30                     JUNE 30
                                                                 -----------------------       ---------------------
                                                                   1997           1996           1997         1996
                                                                 ----------   ----------       ----------  ---------
INTEREST INCOME:
  Interest and fees on real estate loans                         $    4,168   $    3,182       $    8,095  $    6,278
  Interest and fees on other loans                                    1,018          922            2,027       1,825
  Interest and dividends on investment securities:
    Taxable                                                           1,336        1,747            2,843       3,439
    Tax-exempt                                                           13           13               25          26
  Interest on deposits in other banks                                   267          198              474         513
                                                                 ----------   ----------       ----------  ----------

    Total interest income                                             6,802        6,062           13,464      12,081
                                                                 ----------   ----------       ----------  ----------

INTEREST EXPENSE:
  Interest on deposit accounts                                        3,373        3,158            6,639       6,368
  Interest on borrowings                                                147            5              192          15
                                                                 ----------   ----------       ----------  ----------

    Total interest expense                                            3,520        3,163            6,831       6,383
                                                                 ----------   ----------       ----------  ----------

  Net interest income                                                 3,282        2,899            6,633       5,698

PROVISION FOR LOAN LOSSES                                               150           75              300         150
                                                                 ----------   ----------       ----------  ----------

  Net interest income after provision for loan losses                 3,132        2,824            6,333       5,548

OTHER INCOME:
  Service charges and other income                                      238          178              415         352
  Gains on net securities transactions                                   83            1               83           1
                                                                 ----------   ----------       ----------  ----------
    Total other income                                                  321          179              498         353
                                                                 ----------   ----------       ----------  ----------

OPERATING EXPENSES:
  Salaries and employee benefits                                     1,034         1,031            2,034       1,938
  Occupancy expense                                                    190           171              378         370
  FDIC insurance premium                                                20            44               40          87
  Net cost of operation of other real estate                            13            15               22          23
  Other operating expenses                                             615           472            1,229       1,032
                                                                 ----------   ----------       ----------  ----------

    Total operating expenses                                         1,872         1,733            3,703       3,450
                                                                 ----------   ----------       ----------  ----------

Income before income tax expense                                     1,581         1,270            3,128       2,451
Income tax expense                                                     599           466            1,176         904
                                                                 ----------   ----------       ----------  ----------

Net income                                                       $      982   $      804       $    1,952  $    1,547
                                                                 ----------   ----------       ----------  ----------

AVERAGE NUMBER OF SHARES OUTSTANDING:
  Primary                                                         2,540,333*   2,327,502*       2,513,871*  2,362,164*
                                                                 ----------   ----------       ----------  ----------
                                                                 ----------   ----------       ----------  ----------
  Fully diluted                                                   2,543,255*   2,327,502*       2,525,013*  2,362,164*
                                                                 ----------   ----------       ----------  ----------
                                                                 ----------   ----------       ----------  ----------

NET INCOME PER SHARE:
  Primary                                                        $     0.39*  $     0.35*      $     0.78* $     0.65*
                                                                 ----------   ----------       ----------  ----------
                                                                 ----------   ----------       ----------  ----------
  Fully diluted                                                  $     0.39*  $     0.35*      $     0.77* $     0.65*
                                                                 ----------   ----------       ----------  ----------
                                                                 ----------   ----------       ----------  ----------

*These figures reflect the effect of the three-for-two stock split paid in the form of a stock dividend on July 1, 1997.


See accompanying notes to consolidated financial statements.

               RARITAN BANCORP INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)


                                                                             FOR THE SIX MONTHS ENDED JUNE 30
                                                                             --------------------------------
                                                                                  1997               1996
                                                                             --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $     1,952        $     1,547
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Increase in accrued interest receivable                                            (50)              (193)
  Amortization on securities, net                                                     74                103
  Provision for loan losses                                                          300                150
  Gain on net securities transactions                                                (83)                (1)
  Increase (decrease) in accrued interest payable                                     37                 (9)
  Increase in accrued expenses                                                       310              1,342
  Decrease in prepaid expenses                                                       103                 53
  Depreciation                                                                       178                179
  Deferred income taxes                                                              117                (19)
  Decrease in income taxes payable                                                  (114)               (71)
  Net (decrease) increase, other                                                     (36)             1,320
                                                                             -----------        -----------
    Total cash provided by operating activities                                    2,788              4,401

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds rom call, maturities and repayments of securities
   available-for-sale                                                              5,042              9,201
  Proceeds from sale of securities available-for-sale                              6,937                  -

  Proceeds from repayments of investment securities, net                           3,681              5,251
  Purchase of securities available-for-sale                                            -            (16,916)
  Purchase of corporate-owned life insurance                                      (7,200)                 -
  Net disbursements for loans                                                    (18,742)           (11,563)
  Capital expenditures                                                              (197)              (568)
                                                                             -----------        -----------

    Net cash used in investing activities                                        (10,479)           (14,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, money market
   accounts, NOW accounts, prime performance accounts,
   and savings accounts                                                            5,992             (7,993)
  Net (decrease) increase in market-rate certificates                             (3,347)             6,637
  Proceeds from issuance of common stock                                             611                 30
  Treasury stock acquired, at cost                                                  (154)            (1,561)
  Repayment of borrowings                                                              -            (10,000)
  Cash dividends paid                                                               (549)              (433)
                                                                             -----------        -----------

    Net cash provided by (used in) financing activities                            2,553            (13,320)
                                                                             -----------        -----------

Net decrease in cash and cash equivalents                                         (5,138)           (23,514)
  Cash and cash equivalents at beginning of period                                32,753             39,886
                                                                             -----------        -----------
  Cash and cash equivalents at end of period                                 $    27,615        $    16,372
                                                                             -----------        -----------
                                                                             -----------        -----------


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:                              FOR THE SIX MONTHS ENDED JUNE 30
                                                                             --------------------------------
                                                                                  1997               1996
                                                                             --------------     -------------

Interest paid                                                                $     6,794        $     6,392
                                                                             -----------        -----------
                                                                             -----------        -----------

Income taxes paid                                                            $     1,173        $       994
                                                                             -----------        -----------
                                                                             -----------        -----------


See accompanying notes to consolidated financial statements.

              RARITAN BANCORP INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1: The consolidated financial statements include the accounts of the Raritan Bancorp Inc. ("Corporation") and its wholly-owned subsidiary, The Raritan Savings Bank ("Bank").

The consolidated balance sheet at June 30, 1997, the consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at June 30, 1997 and for all periods presented have been made.

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

Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:

The amortized cost of securities and their estimated fair values at June 30, 1997, were as follows:

                                                            Gross          Gross        Estimated
                                            Amortized     Unrealized    Unrealized        Fair
                                              Cost          Gains          Losses         Value
                                            ---------     ----------    ----------      ---------
                                                                (Unaudited)
                                                               (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                $14,339          $  28         $ (26)       $14,341
Obligations of states and political
  subdivisions                                   695             42              -           737
Equity security                                  129             86              -           215
Mortgage-backed securities issued by
  Federal agencies                            19,840            264           (147)       19,957
                                             -------          -----         ------       -------
                                             $35,003          $ 420         $ (173)      $35,250
                                             -------          -----         ------       -------
                                             -------          -----         ------       -------

Investment securities, net:
Mortgage-backed securities issued by
Federal agencies                             $48,193          $  16         $ (739)      $47,470
                                             -------          -----         ------       -------
                                             -------          -----         ------       -------


The amortized cost of securities and their estimated fair values at December 31, 1996, were as follows:

                                                            Gross          Gross        Estimated
                                            Amortized     Unrealized    Unrealized        Fair
                                              Cost          Gains          Losses         Value
                                            ---------     ----------    ----------      ---------
                                                                (Unaudited)
                                                               (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                $17,130          $  48         $ (35)       $17,143
Obligations of states and political
  subdivisions                                   710             38              -           748
Equity security                                  129             41              -           170
Mortgage-backed securities issued by
  Federal agencies                            28,959            396           (163)       29,192
                                             -------          -----         ------       -------
                                             $46,928          $ 523         $ (198)      $47,253
                                             -------          -----         ------       -------
                                             -------          -----         ------       -------

Investment securities, net:
Mortgage-backed securities issued by
Federal agencies                             $51,919          $  22         $ (739)      $51,202
                                             -------          -----         ------       -------
                                             -------          -----         ------       -------


During the six month period ending June 30, 1997, the Corporation sold securities which were classified as available-for-sale in the amount of $6,937,000 at a gross gain of $78,000. In addition, securities classified as available-for-sale in the amount of $2,015,000 were called at a gross gain of $5,000.

During the six month period ended June 30, 1996 a security classified as available-for-sale in the amount of $50,000 was called a gain of $1,000.

Note 3:  Loans and Allowance for Loan Losses:
   Loans are summarized as follows:


                                June 30, 1997      December 31, 1996
                                 (Unaudited)            (Audited)
                                         (In thousands)
Real estate:
     Conventional                 $198,945               $179,135
     Construction                   10,466                 11,019
                                  --------               --------
                                   209,411                190,154
Consumer Loans                      35,340                 35,300
Commercial Loans                     9,326                 10,020
                                  --------               --------
                                  $254,077               $235,474
                                  --------               --------
                                  --------               --------


The activity in the allowance for loan losses follows:


                                                 Three Months Ended June 30        Six Months Ended June 30
                                                     1997          1996                1997        1996
                                                        (Unaudited)                      (Unaudited)
                                                       (In thousands)                   (In thousands)
Balance at beginning of period                     $3,127        $2,606              $2,965      $2,582
Provision charged to operations                       150            75                 300         150
Charge-offs                                          (136)         (217)               (139)       (271)
Recoveries                                            131             1                 146           4
                                                   ------        ------              ------      ------
Balance at end of period                           $3,272        $2,465              $3,272      $2,465
                                                   ------        ------              ------      ------
                                                   ------        ------              ------      ------


Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,127,000 and $1,486,000 at June 30, 1997 and December 31, 1996, respectively, as follows:


                                                            June 30, 1997                    December 31, 1996
                                                            -------------                    -----------------
                                                        Number           Amount            Number          Amount
                                                       of Loans      (In thousands)       of Loans      (In thousands)
                                                       --------      --------------       --------      --------------
Description:                                                 (Unaudited)                          (Audited)

First mortgage loans                                        4             $   403             4             $    576
Home equity loans                                           5                 248             2                  115
Second mortgage loans                                       1                  51             1                   47
Commercial loans                                            1                 120             2                  326
Loans with modified terms                                   2                 175             3                  253
                                                         ----             -------          ----             --------
  Total non-performing loans                               13                 997            12                1,317
Real estate acquired by foreclosure                         1                 103             1                  103
                                                         ----             -------          ----             --------
                                                           14               1,100            13                1,420
Non-accrual loans less than 90 days delinquent              2                  27             4                   66
                                                         ----             -------          ----             --------
                                                           16             $ 1,127            17              $ 1,486
                                                         ----             -------          ----             --------
                                                         ----             -------          ----             --------


The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $22,000 and $60,000 for the second quarter and first six months of 1997, compared to $55,000 and $110,000, respectively, for the corresponding 1996 periods.

At June 30, 1997 and December 31, 1996, the Corporation had impaired loans totaling $997,000 and $1,317,000, respectively. The Corporation calculated a total allowance for impaired loans of $95,000 and $112,000 at June 30, 1997 and December 31, 1996,
respectively. Impaired loans averaged $1,232,000 and $1,237,000 for the three and six month periods ended June 30, 1997, respectively, compared to $1,794,000 and $1,806,000 for the comparable 1996 periods. Interest income totaling $9,000 and $19,000 was recognized, all on a cash basis, on impaired loans for the three and six month periods ended June 30, 1997, respectively, compared to $3,000 and $26,000 for the comparable 1996 periods, respectively.

Note 4:   Recently Issued Accounting Pronouncements:

FASB Statement No. 128 "Earnings Per Share":
--------------------------------------------

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

Statement 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior EPS is required to be restated to conform with Statement 128. The Corporation expects that the adoption of Statement 128 will result in Basic EPS being higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

FASB Statement No. 129 "Disclosure of Information about Capital
Structure":
-----------------------------------------------------------------

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

FASB Statement No. 130 "Reporting Comprehensive Income":
-------------------------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") was issued in June, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

FASB Statement No. 131 "Disclosures about Segments of an
Enterprise and Related Information":
-----------------------------------------------------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") was issued in June, 1997. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

At June 30, 1997, the Corporation's total assets increased to $379.4 million from $375.4 million at December 31, 1996. Net loans increased to $250.6 million at June 30, 1997 from $232.1 million at December 31, 1996, as loan disbursements exceeded
repayments by $18.6 million.   Deposits increased to $333.8
million at June 30, 1997 from $331.2 at December 31, 1996. Deposits outflows, exclusive of interest credited, exceeded inflows by $4.0 million during the first six months of 1997.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,127,000 or 0.45% of total net loans plus real estate acquired by foreclosure at June 30, 1997, compared to $1,486,000 or 0.64% of total net loans plus real estate acquired by foreclosure at December 31, 1996.

During the three and six month periods ended June 30, 1997 the Corporation added $150,000 and $300,000 to the allowance for loan losses compared to $75,000 and $150,000 during the corresponding periods in 1996. The increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed as well as the overall loan portfolio when calculating the provision.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,127,000 and $1,486,000 at June 30, 1997 and December 31, 1996, respectively, as follows:


                                                            June 30, 1997                    December 31, 1996
                                                            -------------                    -----------------
                                                        Number           Amount            Number          Amount
                                                       of Loans      (In thousands)       of Loans      (In thousands)
                                                       --------      --------------       --------      --------------
Description:                                                 (Unaudited)                          (Audited)

First mortgage loans                                        4             $   403             4             $    576
Home equity loans                                           5                 248             2                  115
Second mortgage loans                                       1                  51             1                   47
Commercial loans                                            1                 120             2                  326
Loans with modified terms                                   2                 175             3                  253
                                                         ----             -------          ----             --------
  Total non-performing loans                               13                 997            12                1,317
Real estate acquired by foreclosure                         1                 103             1                  103
                                                         ----             -------          ----             --------
                                                           14               1,100            13                1,420
Non-accrual loans less than 90 days delinquent              2                  27             4                   66
                                                         ----             -------          ----             --------
                                                           16             $ 1,127            17              $ 1,486
                                                         ----             -------          ----             --------
                                                         ----             -------          ----             --------


The thirteen non-performing loans at June 30, 1997 are collateralized by real estate. Real estate acquired by foreclosure consists of one two-family dwelling . The two non-accrual loans are secured by real estate.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,100,000 has been allocated to such loans, together with a general allowance of $2,172,000 on the remaining loan portfolio taken as a whole. During the quarter and six months ended June 30, 1997 loans totaling $136,000 and $139,000, respectively, were charged off, compared to $217,000 and $271,000 for the corresponding 1996 periods.

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

Shareholders' equity totaled $30.1 million, or $12.48 per share at June 30, 1997, compared to $28.3 million, or $12.45 per share at December 31, 1996. The increase in shareholders' equity is the result of net income totaling $1,952,000 for the six months ended June 30, 1997, the issuance of 132,862 shares of common stock for $611,000 via the exercise of stock options, offset by a decrease in the fair value adjustment of securities available-for-sale of $49,000, dividend payments of $549,000 to shareholders and the repurchase of 9,554 shares of the Corporation's common stock for $154,000.

Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $982,000 for the second quarter of 1997 compared to $804,000 for the same period in 1996, an increase of 22.1%. For the second six months of 1997, net income was $1,952,000 compared to $1,547,000 for the corresponding period in 1996, an increase of 26.2%.

Net interest income increased for the second quarter of 1997 to $3.3 million from $2.9 million, or 13.8%, for the comparable quarter in 1996, as a result of an increase in average net earning assets to $38.2 million from $34.0 million a year earlier, together with an increase in the interest rate spread to 3.20% from 3.07% a year earlier. Net interest income increased for the first six months of 1997 to $6.6 million from $5.7 million, or 15.8%, for the corresponding period in 1996, as a result of an increase in average net earning assets to $39.2 million from $34.3 million a year earlier, together with an increase in the interest rate spread to 3.26% from 3.00% a year
earlier.   The increased spread is the result of investing
available funds into higher-yielding loan products instead of lower-yielding investment securities. The Corporation's net interest margin may decline moderately in the second half of 1997 due to the effect of an investment in corporate-owned life insurance in June, 1997 which, although increasing non-interest income, will slightly reduce the Corporation's interest-earning asset base.

Net interest income for the second quarter and first six months of 1997 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans, and real estate acquired by foreclosure for the second quarter and first six months of 1997 was approximately $22,000 and $60,000, respectively, compared to $55,000 and $110,000, respectively, for the corresponding 1996 periods.

The provision for loan losses for the second quarter and first six months of 1997 was $150,000 and $300,000, respectively, compared to $75,000 and $150,000 for the corresponding 1996 periods. As described in the discussion of the Corporation's financial condition, the increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed for collectibility as well as the overall loan portfolio when calculating the provision.

Management calculated the provision based on a review of the required allowance at June 30, 1997. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,100,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,172,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other expenses for the second quarter and first six months of 1997 were $1,872,000 and $3,703,000, respectively, compared to $1,733,000 and $3,450,000 for the corresponding periods in 1996. Salaries and employee benefits increased $3,000, or 0.3%, to $1,034,000 for the second quarter of 1997 from $1,031,000 for the comparable period in 1996, and increased $96,000, or 5.0%, to $2,034,000 from $1,938,000 for the first six months of 1996. The addition of five employees as a result of the Manville Savings Bank merger and acquisition in August, 1996, together with normal merit and cost of living adjustments contributed to the increases. In addition, during the second quarter of 1996 a $175,000 ESOP contribution was made versus a $25,000 ESOP contribution accrual for the second quarter of 1997. Occupancy expense increased $19,000 to $190,000 for the second quarter of 1997 from $171,000 for comparable 1996 period and increased $8,000 to $378,000 for the first six months of 1997 from $370,000 for comparable 1996 period primarily as a result of lease-related expenses pertaining to the new Manville, New Jersey branch office acquired via the Manville Savings Bank merger and acquisition in August, 1996. The FDIC insurance premium decreased $24,000 to $20,000 for the second quarter of 1997, and decreased $47,000 to $40,000 for the first six months of 1997 as a result of the recapitalization of the Savings Association Insurance Fund in 1996 which assesses a lower FDIC premium rate for the Bank beginning in 1997. Other operating expenses increased $143,000, or 30.3%, to $615,000, for the second quarter of 1997 compared to the second quarter of 1996, and increased $197,000, or 19.1%, to $1,229,000 for the first six months of 1997 compared to $1,032,000 for the comparable 1996 period primarily as a result of a $200,000 reversal of an expense accrual during the second quarter of 1996.

The Corporation's annualized return on average total assets and average shareholders' equity was 1.05% and 13.27%, respectively, for the second quarter of 1997, compared to 0.94% and 12.76%, respectively, for the comparable period in 1996. For the first six months of 1997, the annualized return on average total assets and average shareholders' equity was 1.05% and 13.39%, respectively, compared to .90% and 12.08%, respectively, for the corresponding period in 1996.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At June 30, 1997, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $29.8 million which represents 7.9% of total assets.

The Corporation's main liquidity demands come from loan
disbursements which totaled approximately $51.2 million for the
first six months of 1997.   At June 30, 1997 outstanding
commitments to extend credit totaled $37.6 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan
Bank of New York which can provide additional funds, if needed.
At June 30, 1997, this borrowing capacity totaled $35.4 million.

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

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the
Bank:


                                         June 30, 1997
                                  Required    Actual     Excess
THE CORPORATION:
   Risk-based capital:
      Tier 1                        4.00%    12.800%      8.800%
      Total                         8.00     14.053       6.053
   Leverage capital ratio           4.00       7.64        3.64

THE BANK:
   Risk-based capital:
      Tier 1                        4.00     12.699       8.699
      Total                         8.00     13.951       5.951
   Leverage capital ratio           4.00       7.58        3.58


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


                    RARITAN BANCORP INC.
                    (Registrant)


Date:  July 23, 1997          By:  /s/ Arlyn D. Rus
                                   ------------------------------
                                   Arlyn D. Rus
                                   Chairman, President and
                                   Chief Executive Officer
                                   Director


Date:  July 23, 1997          By:  /s/ Thomas F. Tansey
                                   ------------------------------
                                   Thomas F. Tansey
                                   Executive Vice President
                                   Chief Operating Officer &
                                     Treasurer