Form 10-Q
period 1997-09-30
RARITAN BANCORP INC
filed 1997-11-10
CIK 811434

United States
               Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Period Ended September 30,1997

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

                                   /X/ Yes   / / No

              Applicable only to corporate issuers:

     As of October 24, 1997, 2,372,226 common shares, $.01 par value per share were outstanding.

                      RARITAN BANCORP INC.

                            FORM 10-Q

                              INDEX

                                                        PAGE

PART I - FINANCIAL INFORMATION

       ITEM 1   FINANCIAL STATEMENTS                      1

       ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                7

PART II -OTHER INFORMATION

       ITEM 1   LEGAL PROCEEDINGS                         12

       ITEM 2   CHANGES IN THE RIGHTS OF THE CORPORATION'S
                SECURITY HOLDERS                          12

       ITEM 3   DEFAULTS BY THE CORPORATION ON ITS SENIOR
                SECURITIES                                12

       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                   12

       ITEM 5   OTHER INFORMATION                         12

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K          12

    SIGNATURES                                            13


                            PART 1--FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
                          RARITAN BANCORP INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                   (UNAUDITED)           (AUDITED)
ASSETS
 Cash and due from banks                            $     7,149            $    5,453
 Federal funds sold                                      25,100                27,300
                                                    -----------            ----------
   Total cash and cash equivalents                       32,249                32,753
 Securities available-for-sale, at fair value            52,303                47,253
 Investment securities, net (fair value: $44,877
  at September 30, 1997 and $51,202 at
  December 31, 1996)                                     45,290                51,919
 Loans                                                  261,978               235,474
  Less:  Unearned income                                    131                   404
         Allowance for loan losses                        3,310                 2,965
                                                    -----------            ----------

     Net loans                                          258,537               232,105
                                                    -----------            ----------

 Banking premises and equipment, net                      4,470                 3,689
 Federal Home Loan Bank of New York Stock, at cost        2,672                 2,672
 Accrued interest receivable                              2,144                 1,947
 Other assets                                             9,597                 3,055
                                                    -----------            ----------

     Total assets                                   $   407,262            $  375,393
                                                    -----------            ----------
                                                    -----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

 Due to depositors:
  Interest-bearing                                  $   313,314            $  309,569
  Non-interest-bearing                                   22,596                21,609
                                                    -----------            ----------
     Total deposits                                     335,910               331,178
 Borrowings                                              35,103                10,154
 Accrued interest payable                                   160                    59
 Accrued expenses and other liabilities                   6,093                 5,734
                                                    -----------            ----------

     Total liabilities                                  377,266               347,125
                                                    -----------            ----------

 Shareholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
   shares authorized; none issued                          -                     -
  Common stock, $.01 par value, 3,500,000
   shares authorized; 2,587,412* shares issued at
   September 30, 1997 and 2,587,500 shares issued
   at December 31, 1996, with 2,372,226* shares
   outstanding at September 30, 1997 and 2,270,563*
   shares outstanding at December 31, 1996                   26                    26
 Additional paid-in capital                              10,614                11,165
 Retained earnings                                       22,088                20,007
 Fair value adjustment of securities
  available-for-sale, net of tax                            215                   204
 Less: Unallocated common stock acquired by the ESOP       (103)                 (154)
       Unearned deferred compensation                      (248)                  -
       Cost of common stock in treasury, 215,186*
        shares at September 30, 1997 and 316,937*
        shares at December 31, 1996                      (2,596)               (2,980)
                                                    -----------            ----------
     Total shareholders' equity                          29,996                28,268
 Commitments and contingencies                      -----------            ----------

Total liabilities and shareholders' equity          $   407,262            $  375,393
                                                    -----------            ----------
                                                    -----------            ----------

*Share amounts reflect the effect of the three-for-two stock split paid in the form of a stock dividend on July 1, 1997.


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30                SEPTEMBER 30
                                                         1997          1996          1997         1996
Interest income:
  Interest and fees on real estate loans              $    4,226    $    3,460    $   12,321   $    9,738
  Interest and fees on other loans                         1,030           980         3,057        2,805
  Interest and dividends on investment securities:
    Taxable                                                1,268         1,754         4,111        5,193
    Tax-exempt                                                12            12            37           38
  Interest on deposits in other banks                        336           100           810          613
                                                      ----------    ----------    ----------   ----------
    Total interest income                                  6,872         6,306        20,336       18,387
                                                      ----------    ----------    ----------   ----------

Interest expense:
  Interest on deposit accounts                             3,448         3,179        10,087        9,547
  Interest on borrowings                                     229             5           421           20
                                                      ----------    ----------    ----------   ----------

    Total interest expense                                 3,677         3,184        10,508        9,567
                                                      ----------    ----------    ----------   ----------

  Net interest income                                      3,195         3,122         9,828        8,820

Provision for loan losses                                    150           150           450          300
                                                      ----------    ----------    ----------   ----------

  Net interest income after provision for loan losses      3,045         2,972         9,378        8,520

Other income:
  Service charges and other income                           302           183           717          535
  Gains on net securities transactions                         7             -            90            1
                                                      ----------    ----------    ----------   ----------
    Total other income                                       309           183           807          536
                                                      ----------    ----------    ----------   ----------

Operating expenses:
  Salaries and employee benefits                           1,055           859         3,089        2,797
  Occupancy expense                                          181           187           559          557
  FDIC insurance premium                                      20           501            60          588
  Net cost of operation of other real estate                   5            14            27           37
  Other operating expenses                                   596           632         1,825        1,664
                                                      ----------    ----------    ----------   ----------

    Total operating expenses                               1,857         2,193         5,560        5,643
                                                      ----------    ----------    ----------   ----------

Income before tax expense                                  1,497           962         4,625        3,413
Income tax expense                                           530           349         1,706        1,253
                                                      ----------    ----------    ----------   ----------

Net income                                            $      967    $      613    $    2,919   $    2,160
                                                      ----------    ----------    ----------   ----------

Average number of shares outstanding:
  Primary                                              2,545,851*    2,500,857*    2,527,095*   2,422,561*
                                                      ----------    ----------    ----------   ----------
                                                      ----------    ----------    ----------   ----------
  Fully diluted                                        2,551,244*    2,502,355*    2,547,582*   2,422,561*
                                                      ----------    ----------    ----------   ----------
                                                      ----------    ----------    ----------   ----------

Net income per share:
  Primary                                             $     0.38*   $     0.25*   $     1.16*  $     0.89*
                                                      ----------    ----------    ----------   ----------
                                                      ----------    ----------    ----------   ----------
  Fully diluted                                       $     0.38*   $     0.24*   $     1.15*  $     0.89*
                                                      ----------    ----------    ----------   ----------
                                                      ----------    ----------    ----------   ----------

*These figures reflect the effect of the three-for-two stock split paid in the form of a stock dividend on July 1, 1997.

See accompanying notes to consolidated financial statements.


              RARITAN BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)


                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                             1997                    1996
Cash flows from operating activities:
Net income                                               $     2,919               $     2,160
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Increase in accrued interest receivable                     (197)                     (330)
    Amortization on securities, net                              110                        56
    Provision for loan losses                                    450                       300
    Gain on net securities transactions                          (90)                       (1)
    Increase (decrease) in accrued interest payable              101                        (4)
    Increase in accrued expenses                                 445                       640
    Decrease in prepaid expenses                                 183                         3
    Depreciation                                                 265                       279
    Deferred income taxes                                        230                      (156)
    (Decrease) increase in income taxes payable                 (245)                       96
    Net increase, other                                          354                     1,344
                                                         -----------               -----------
      Total cash provided by operating activities        $     4,525               $     4,387

Cash flows from investing activities:
  Proceeds from call, maturities and repayments
   of securities available-for-sale                            8,394                    13,875
  Proceeds from sale of securities available-for-sale          6,944                         -
  Proceeds from repayments of investment securities, net       6,560                     7,568
  Purchase of securities available-for-sale                  (20,322)                  (16,916)
  Purchase of corporate-owned life insurance                  (7,200)
  Redemption of Federal Home Loan Bank
    of New York stock                                              -                        99
  Net disbursements for loans                                (26,748)                  (18,734)
  Capital expenditures                                        (1,046)                     (797)
                                                         -----------               -----------

    Net cash used in investing activities                    (33,418)                  (14,905)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
   money market accounts, NOW accounts, prime
   performance accounts, and savings accounts                  9,157                   (10,125)
  Net (decrease) increase in market-rate certificates         (4,425)                    3,804
  Proceeds from issuance of common stock                         611                     2,028
  Treasury stock acquired, at cost                            (1,063)                   (1,893)
  Proceeds from borrowings                                25,000                         -
  Repayment of borrowings                                        (51)                  (10,052)
  Cash dividends paid                                           (840)                     (665)
                                                         -----------               -----------

    Net cash provided by (used in) financing
      activities                                              28,389                   (16,903)
                                                         -----------               -----------
Net decrease in cash and cash equivalents                       (504)                  (27,421)
  Cash and cash equivalents at beginning of period            32,753                    39,886
                                                         -----------               -----------
  Cash and cash equivalents at end of period             $    32,249               $    12,465
                                                         -----------               -----------
                                                         -----------               -----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION          FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                             1997                    1996

Interest paid                                            $    10,407               $     9,571
                                                         -----------               -----------
                                                         -----------               -----------
Income taxes paid                                        $     1,721               $     1,554
                                                         -----------               -----------
                                                         -----------               -----------

See accompanying notes to consolidated financial statements.

               RARITAN BANCORP INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1: The consolidated financial statements include the accounts of the Raritan Bancorp Inc. ("Corporation") and its wholly-owned subsidiary, The Raritan Savings Bank ("Bank").

The consolidated balance sheet at September 30, 1997, the consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at September 30, 1997 and for all periods presented have been made.

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

Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:

The amortized cost of securities and their estimated fair values at September 30, 1997, were as follows:


                                                                         Gross        Gross      Estimated
                                                        Amortized     Unrealized    Unrealized     Fair
                                                          Cost           Gains        Losses       Value
                                                                            (Unaudited)
                                                                          (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                            $12,350       $    43        $    -      $12,393
Obligations of states and political
  subdivisions                                               695            44             -          739
Equity security                                              129            88             -          217
Mortgage-backed securities issued by
  Federal agencies                                        38,786           292          (124)      38,954
                                                         -------       -------        ------      -------
                                                         $51,960       $   467        $ (124)     $52,303
                                                         -------       -------        ------      -------
                                                         -------       -------        ------      -------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies   $ 45,290       $    30        $ (443)     $44,877
                                                         -------       -------        ------      -------
                                                         -------       -------        ------      -------

The amortized cost of securities and their estimated fair values at December 31, 1996, were as follows:


                                                                         Gross        Gross      Estimated
                                                        Amortized     Unrealized    Unrealized     Fair
                                                          Cost           Gains        Losses       Value
                                                                            (Unaudited)
                                                                          (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                            $17,130       $    48        $  (35)     $17,143
Obligations of states and political
  subdivisions                                               710            38             -          748
Equity security                                              129            41             -          170
Mortgage-backed securities issued by
  Federal agencies                                        28,959           396          (163)      29,192
                                                         -------       -------        ------      -------
                                                         $46,928       $   523        $ (198)     $47,253
                                                         -------       -------        ------      -------
                                                         -------       -------        ------      -------
Investment securities, net:
Mortgage-backed securities issued by Federal agencies   $ 51,919       $    22        $ (739)     $51,202
                                                         -------       -------        ------      -------
                                                         -------       -------        ------      -------

During the nine month period ending September 30, 1997, the Corporation sold securities which were classified as available-for-sale in the amount of $6,944,000 at a gross gain of $78,000. In addition, securities classified as available-for-sale in the amount of $4,005,000 were called at a gross gain of $12,000.

During the nine month period ended September 30, 1996 a security classified as available-for-sale in the amount of $50,000 was called a gain of $1,000.

Note 3:  Loans and Allowance for Loan Losses:
   Loans are summarized as follows:


                                     September 30, 1997      December 31, 1996
                                        (Unaudited)               (Audited)
                                                   (In thousands)
Real estate:
     Conventional                        $203,962                 $179,135
     Construction                           9,133                   11,019
                                         --------                 --------
                                          213,095                  190,154
Consumer Loans                             39,035                   35,300
Commercial Loans                            9,848                   10,020
                                         --------                 --------
                                         $261,978                 $235,474
                                         --------                 --------
                                         --------                 --------

The activity in the allowance for loan losses follows:


                                                       Three Months  Ended September 30  Nine Months  Ended September 30
                                                               1997           1996            1997           1996
                                                                  (Unaudited)                   (Unaudited)
                                                                  (In thousands)              (In thousands)
Balance at beginning of period                                 $3,272        $2,465          $2,965         $2,582
 Allowance acquired from Manville Savings                           -           303               -            303
 Provision charged to operations                                  150           150             450            300
 Charge-offs                                                     (116)          (69)           (255)          (340)
 Recoveries                                                         4             7             150             11
                                                               ------        ------          ------         ------
 Balance at end of period                                      $3,310        $2,856          $3,310         $2,856
                                                               ------        ------          ------         ------
                                                               ------        ------          ------         ------

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,646,000 and $1,486,000 at September 30, 1997 and December 31, 1996,
respectively, as follows:


                                                            September 30, 1997           December 31, 1996
                                                         Number         Amount         Number        Amount
                                                        of Loans     (In thousands)   of Loans   (In thousands)
Description:                                                  (Unaudited)                   (Audited)
First mortgage loans                                        6           $   675           4          $    576
Construction loan                                           1                44           -                 -
Home equity loans                                           2               109           2               115
Second mortgage loans                                       1                52           1                47
Consumer loans                                              6                50           -                 -
Commercial loans                                            2               380           2               326
Loans with modified terms                                   2               174           3               253
                                                           --           -------          --          --------
  Total non-performing loans                               20             1,484          12             1,317
Real estate acquired by foreclosure                         1               103           1               103
                                                           --           -------          --          --------
                                                           21             1,587          13             1,420
Non-accrual loans less than 90 days delinquent              3                59           4                66
                                                           --           -------          --          --------
                                                           24           $ 1,646          17          $  1,486
                                                           --           -------          --          --------
                                                           --           -------          --          --------


The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $31,000 and $91,000 for the third quarter and first nine months of 1997, compared to $15,000 and $125,000, respectively, for the corresponding 1996 periods.

At September 30, 1997 and December 31, 1996, the Corporation had impaired loans totaling $1,484,000 and $1,317,000, respectively. The Corporation calculated a total allowance for impaired loans of $177,000 and $112,000 at September 30, 1997 and December 31, 1996, respectively. Impaired loans averaged $1,411,000 and $1,330,000 for the three and nine month periods ended September 30, 1997, respectively, compared to $1,630,000 and $1,264,000 for the comparable 1996 periods. Interest income totaling $11,000 and $30,000 was recognized, all on a cash basis, on impaired loans for the three and nine month periods ended September 30, 1997, respectively, compared to $-0- and $27,000 for the comparable 1996 periods, respectively.

Note 4: Recently Issued Accounting Pronouncements:

FASB Statement No. 128 "Earnings Per Share":

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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

Item 2:  Management's Discussion and Analysis of Financial
Condition and Results of Operations

At September 30, 1997, the Corporation's total assets increased to $407.3 million from $375.4 million at December 31, 1996. Net loans increased to $258.5 million at September 30, 1997 from $232.1 million at December 31, 1996, as loan disbursements
exceeded repayments by $26.4 million.   Deposits increased to
$335.9 million at September 30, 1997 from $331.2 at December 31, 1996. Deposits outflows, exclusive of interest credited, exceeded inflows by $5.4 million during the first nine months of 1997.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,646,000 or 0.63% of total net loans plus real estate acquired by foreclosure at September 30, 1997, compared to $1,486,000 or 0.64% of total net loans plus real estate acquired by foreclosure at December 31, 1996.

During the three and nine month periods ended September 30, 1997 the Corporation added $150,000 and $450,000 to the allowance for loan losses compared to $150,000 and $300,000 during the corresponding periods in 1996. The increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed as well as the overall loan portfolio when calculating the provision.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,646,000 and $1,486,000 at September 30, 1997 and December 31, 1996,
respectively, as follows:


                                                            September 30, 1997           December 31, 1996
                                                         Number         Amount         Number        Amount
                                                        of Loans     (In thousands)   of Loans   (In thousands)
Description:                                                  (Unaudited)                   (Audited)
First mortgage loans                                        6           $   675           4          $    576
Construction loan                                           1                44           -                 -
Home equity loans                                           2               109           2               115
Second mortgage loans                                       1                52           1                47
Consumer loans                                              6                50           -                 -
Commercial loans                                            2               380           2               326
Loans with modified terms                                   2               174           3               253
                                                           --           -------          --          --------
  Total non-performing loans                               20             1,484          12             1,317
Real estate acquired by foreclosure                         1               103           1               103
                                                           --           -------          --          --------
                                                           21             1,587          13             1,420
Non-accrual loans less than 90 days delinquent              3                59           4                66
                                                           --           -------          --          --------
                                                           24           $ 1,646          17          $  1,486
                                                           --           -------          --          --------
                                                           --           -------          --          --------

Of the twenty non-performing loans at September 30, 1997 fourteen ($1.434 million) are collateralized by real estate, two ($40,000) are secured by deposit accounts, one ($7,000) is secured by stock, one is ($-0-) is secured by an automobile and two ($3,000) are unsecured. Real estate acquired by foreclosure consists of one two-family dwelling . Of the three non-accrual loans, one is secured by real estate ($14,000), one ($30,000) is secured by the borrower's business receivables and one ($15,000) is unsecured.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,064,000 has been allocated to such loans, together with a general allowance of $2,246,000 on the remaining loan portfolio taken as a whole. During the quarter and nine months ended September 30, 1997 loans totaling $116,000 and $255,000, respectively, were charged off, compared to $69,000 and $340,000 for the corresponding 1996 periods.

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

Shareholders' equity totaled $30.0 million, or $12.64 per share at September 30, 1997, compared to $28.3 million, or $12.45 per share at December 31, 1996. The increase in shareholders' equity is the result of net income totaling $2,919,000 for the nine months ended September 30, 1997, the issuance of 132,862 shares of common stock for $611,000 via the exercise of stock options, a decrease of $51,000 in the ESOP debt, an increase in the fair value adjustment of securities available-for-sale of $11,000, the amortization of unearned deferred compensation of $39,000, partially offset by dividend payments of $840,000 to shareholders and the repurchase of 49,113 shares of the Corporation's common stock for $1,063,000.

Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $967,000 for the third quarter of 1997 compared to $613,000 for the same period in 1996, an increase of 57.7%. For the first nine months of 1997, net income was $2,919,000 compared to $2,160,000 for the corresponding period in 1996, an increase of 35.1%. The results for the third quarter and first nine months of 1996 include the one-time recapitalization charge (net of tax) of $290,000 assessed by the Savings Association Insurance Fund.

Net interest income increased moderately for the third quarter of 1997 to $3.2 million from $3.1 million, or 3.2%, for the comparable quarter in 1996. An increase in interest income resulting from both the volume change of $498,000 and yield change of $68,000 on interest-earning assets contributed $566,000 to the overall increase in net interest income, but was partially offset by an increase in interest expense from both the volume change totaling $314,000 and interest rate change totaling $179,000 on interest-bearing liabilities. The Corporation's net interest margin was affected during the third quarter of 1997 by an investment in corporate-owned life insurance in June, 1997 which, although increasing non-interest income, reduced the Corporation's interest-earning asset base by $7.2 million. Net interest income increased for the first nine months of 1997 to $9.8 million from $8.8 million, or 11.4%, for the corresponding period in 1996, as a result of an increase in average net earning assets to $37.8 million from $35.3 million a year earlier, together with an increase in the interest rate spread to 3.21% from 3.09% a year earlier. An increase in interest income resulting from both the volume change of $1,414,000 and yield change of $535,000 on interest-earning assets contributed $1,949,000 to the overall increase in net interest income, but was partially offset by an increase in interest expense from both the volume change totaling $736,000 and interest rate change totaling $205,000 on interest-bearing liabilities. The increased spread is also the result of investing available funds into higher-yielding loan products instead of lower-yielding investment securities.

Net interest income for the third quarter and first nine months of 1997 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans, and real estate acquired by foreclosure for the third quarter and first nine months of 1997 was approximately $31,000 and $91,000, respectively, compared to $15,000 and $125,000, respectively, for the corresponding 1996 periods.

The provision for loan losses for the third quarter and first nine months of 1997 was $150,000 and $450,000, respectively, compared to $150,000 and $300,000 for the corresponding 1996 periods. As described in the discussion of the Corporation's financial condition, the increased provision was in response to a growing diversified loan portfolio. All non-performing assets are individually reviewed for collectibility as well as the overall loan portfolio when calculating the provision.

Management calculated the provision based on a review of the required allowance at September 30, 1997. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,064,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,246,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other income for the third quarter and first nine months of 1997 increased to $309,000 and $807,000, respectively, from $183,000 and $536,000 for the corresponding 1996 periods, as a result of the increase in the cash surrender value of aforementioned corporate-owned life insurance totaling $109,000 and $138,000, respectively, during the 1997 periods indicated.

Operating expenses for the third quarter and first nine months of 1997 were $1,857,000 and $5,560,000, respectively, compared to $2,193,000 and $5,643,000 for the corresponding periods in 1996. Salaries and employee benefits increased $196,000, or 22.8%, to $1,055,000 for the third quarter of 1997 from $859,000 for the comparable period in 1996, and increased $292,000, or 10.4%, to $3,089,000 from

$2,797,000 for the first nine months of 1996. The full impact of the addition of five employees as a result of the Manville Savings Bank merger and acquisition in August, 1996, together with normal merit and cost of living adjustments contributed to the increases. The FDIC insurance premium decreased $481,000 to $20,000 for the third quarter of 1997, and decreased $528,000 to $40,000 for the first nine months of 1997. During the third quarter of 1996 there was a $436,000 charge which represented a one-time assessment to recapitalize the Savings Association Insurance Fund. In addition, this recapitalization assesses a lower FDIC premium rate for the Bank beginning in 1997. Other operating expenses decreased $36,000, or 5.7%, to $596,000, for the third quarter of 1997 compared to the third quarter of 1996 primarily as a result of the accretion of negative goodwill resulting from the previously-mentioned Manville Savings Bank merger and acquisition during the third quarter of 1996. Other operating expenses increased $161,000, or 9.7%, to $1,825,000 for the first nine months of 1997 compared to $1,664,000 for the corresponding 1996 period primarily as a result of a $200,000 reversal of an expense accrual during the second quarter of 1996.

The Corporation's annualized return on average total assets and average shareholders' equity was 1.01% and 12.81%, respectively, for the third quarter of 1997, compared to 0.70% and 9.20%, respectively, for the comparable period in 1996. For the first nine months of 1997, the annualized return on average total assets and average shareholders' equity was 1.04% and 13.20%, respectively, compared to .83% and 11.10%, respectively, for the corresponding period in 1996.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At September 30, 1997, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $29.3 million which represents 7.2% of total assets.

The Corporation's main liquidity demands come from loan disbursements which totaled approximately $75.6 million for the
first nine months of 1997.   At September 30, 1997 outstanding
commitments to extend credit totaled $45.6 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan
Bank of New York which can provide additional funds, if needed.
At September 30, 1997, this borrowing capacity totaled $35.4 million.

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

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:


                                          September 30, 1997
                                    Required    Actual     Excess
THE CORPORATION:
   Risk-based capital:
      Tier 1                         4.00%      12.173%    8.173%
      Total                          8.00       13.425     5.425
   Leverage capital ratio            4.00         7.42      3.42

THE BANK:
   Risk-based capital:
      Tier 1                          4.00      12.163     8.163
      Total                           8.00      13.415     5.415
   Leverage capital ratio             4.00        7.42      3.42


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



                           RARITAN BANCORP INC.
                               (Registrant)

Date:  October 24,1997     By: /s/ Arlyn D. Rus
                               ----------------------------------
                               Arlyn D. Rus
                               Chairman, President and
                               Chief Executive Officer
                               Director

Date: October 24, 1997     By: /s/ Thomas F. Tansey
                               ----------------------------------
                               Thomas F. Tansey
                               Executive Vice President
                               Chief Operating Officer &
                               Treasurer
                               Director