Form 10-Q/A
period 1997-09-30
RARITAN BANCORP INC
filed 1997-11-12
CIK 811434

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



                           RARITAN BANCORP INC.
                               (Registrant)

Date:  November 10, 1997   By: /s/ Arlyn D. Rus
                               ----------------------------------
                               Arlyn D. Rus
                               Chairman, President and
                               Chief Executive Officer
                               Director

Date: November 10, 1997    By: /s/ Thomas F. Tansey
                               ----------------------------------
                               Thomas F. Tansey
                               Executive Vice President
                               Chief Operating Officer &
                               Treasurer
                               Director