Form 10-K405
period 1997-12-31
RARITAN BANCORP INC
filed 1998-03-31
CIK 811434

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1997

Commission file number 0-15830

                              Raritan Bancorp Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2792402
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        454 Route 28
   Bridgewater, New Jersey                                08807
(Address of principal executive                        (Zip Code)
         offices)

                        Telephone Number: (908) 725-0080

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No ___

     Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market System on March 9, 1998 was approximately $48,846,700.

     The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 9, 1998 was 2,388,289.

                       Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the Raritan Bancorp Inc. 1997 Annual Report are incorporated by reference into certain items of Part I and Part II.

II. Portions of the Raritan Bancorp Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into certain items of
     Part III.

                              RARITAN BANCORP INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                  Page

                                     PART I

Item 1.   Business.................................................................................  1
          (a) General Development of Business......................................................  1
          (b) Financial Information About Industry Segments........................................  1
          (c) Narrative Description of Business....................................................  1
              (1) General Description of Business..................................................  1
              (2) Regulation and Supervision.......................................................  2
              (3) Monetary Policies................................................................  9
              (4) Employees........................................................................  9
              (5) Statistical Information..........................................................  9
                  (a) Distribution of Assets, Liabilities and Shareholders'
                      Equity; Interest Rates and Interest Differential.............................  9
                  (b) Securities Portfolio......................................................... 10
                  (c) Loan Portfolio............................................................... 12
                  (d) Maturity of Loans............................................................ 12
                  (e) Nonperforming Assets......................................................... 15
                  (f) Summary of Loan Loss Experience and Allocation
                      of the Allowance for Loan Losses............................................. 16
                  (g) Deposits..................................................................... 17
                  (h) Maturities of Time Deposits.................................................. 17
                  (i) Return on Equity and Assets.................................................. 18
                  (j) Short-term Borrowings........................................................ 18
                  (k) Competition.................................................................. 19
                  (l) Executive Officers........................................................... 19

Item 2.   Properties............................................................................... 20

Item 3.   Legal Proceedings........................................................................ 21

Item 4.   Submission of Matters to a Vote of Security Holders...................................... 21

                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters.................................................................................. 21
          (a) Market Information................................................................... 21
          (b) Shareholders......................................................................... 21

          (c) Dividends............................................................................ 21

Item 6.   Selected Financial Data.................................................................. 22

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................................ 22

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................................ 22

Item 8.   Financial Statements and Supplementary Data.............................................. 23

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..................................................................... 23

                                                 PART III

Item 10.  Directors and Officers of the Registrant................................................. 23

Item 11.  Executive Compensation................................................................... 23

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................... 23

Item 13.  Certain Relationships and Related Transactions........................................... 23

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 24
          (a) (1)  Consolidated Financial Statements............................................... 24
              (2)  Consolidated Financial Statement Schedules...................................... 24
          (b) Reports on Form 8-K.................................................................. 24
          (c) Exhibits Required by Securities and Exchange Commission
              Regulation S-K....................................................................... 24

                                     PART I


Item 1. Business

     (a)  General Development of Business

          Raritan Bancorp Inc.

     Raritan Bancorp Inc. (the "Corporation"), a Delaware Corporation, is a bank holding company whose only subsidiary is The Raritan Savings Bank (the "Bank"), an FDIC/BIF insured, New Jersey chartered savings bank, headquartered in Bridgewater, New Jersey. The Corporation was formed at the direction of the Bank in connection with the Bank's conversion from a mutual to stock form of organization (the "Conversion"). The Conversion of the Bank and its acquisition by the Corporation was consummated on May 21, 1987. The sole activity of the Corporation is its ownership of all of the issued and outstanding common stock of the Bank.

          The Raritan Savings Bank

     The Bank is a New Jersey chartered stock savings bank organized in 1869. Its main office is located at 9 West Somerset Street, Raritan, New Jersey 08869, and its telephone number is 908-725-0080. Its corporate headquarters is located at 454 Route 28, Bridgewater, New Jersey 08807 and its telephone number is 908-231-8100. It also operates branch offices in Bridgewater, Manville, Martinsville, Somerville, Warren and Whitehouse Station, New Jersey. The deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") primarily through the Bank Insurance Fund (the "BIF").

     The Bank considers its primary market area for deposits to be the areas serviced by these seven offices, while its primary market area for lending is more widespread and includes Somerset and Hunterdon Counties, as well as contiguous municipalities in Morris, Middlesex, Union and Mercer Counties, New Jersey. These areas include mostly manufacturing and service companies.

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

     It is the Bank's policy primarily to originate adjustable-rate mortgage loans and other loans of an adjustable or short-term nature. However, in order to meet the demands of borrowers in the Bank's local lending area for long-term, fixed-rate mortgage loans in the current interest rate environment, the Bank began originating such loans (both 15 and 30 year loans) in 1991. Of the $62.1 million of first mortgage loans disbursed during 1997, $2.8 million were fixed-rate, while the balance of $59.3 million were of an adjustable or short-term nature. Consumer and commercial lending disbursements totaled $35.5 million for 1997 and consisted primarily of loans which are tied to the prime lending rate and are of a short-term nature.

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

          (2)  Regulation and Supervision

     General. As a New Jersey chartered savings bank, the deposits of which are insured by the FDIC primarily through the BIF, the Bank is subject to extensive regulation by the FDIC and the New Jersey Department of Banking and Insurance (the "Banking Department"). Both the Banking Department and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the FDIC and the Banking Department describing its activities and financial condition. The Board of Governors of the Federal Reserve System ("FRB") approved the Corporation's application to acquire the capital stock of the Bank and thereby to become a bank holding company. The Corporation is therefore subject to regulation, examination, supervision by the FRB. This supervision and regulation is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations could have a material adverse impact on the Corporation, the Bank and their operations. Certain of these regulatory requirements are referred to below or appear elsewhere herein. The Corporation is also subject to the reporting requirements of the Securities and Exchange Commission ("SEC").

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

     Insurance of Deposits. The Bank's deposit accounts primarily are insured by the BIF up to applicable limits, generally $100,000 per insured depositor. In September 1991, the Bank assumed $80.3 million of insured deposit liabilities relating to the Warren and Whitehouse Station, New Jersey branch offices of a savings association being operated by the Resolution Trust Corporation, and also acquired deposits totaling $12.5 million as a result of the Manville Savings Bank merger and acquisition in August, 1996. These deposits are insured by the Savings Association Insurance Fund ("SAIF"), up to applicable limits, generally $100,000 per insured depositor. The SAIF, like the BIF, is administered by the FDIC. The FDIC promulgates regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors.

     On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF Insured Deposits, including approximately $83.0 million in

"Oakar" and "Sasser" deposits held by the Bank, to recapitalize the SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank recorded a charge of $436,000 before tax-effect, as a result of the special assessment. This legislation eliminated the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.

     Currently, BIF members paid a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points on SAIF insured deposits and will pay a pro-rata share of the FICO payment on the earlier of January 1, 2000, or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

     During 1997, SAIF assessment rates ranged from 0 to 27 basis points, based upon an institution's regulatory risk classification and capital group. Based upon its current classification the rate applicable to the SAIF deposits held by the Bank was zero.

     Capital Requirements. Both the FRB and the FDIC have issued regulations which require both the Corporation and the Bank, respectively, to maintain minimum levels of capital. In general, the regulations require a leverage capital ratio of 4% of total assets to be maintained. At December 31, 1997, the Corporation's and Bank's leverage capital ratio was 7.330% and 7.319%, respectively.

     The FDIC and the FRB also have adopted a risk-based capital policy which imposes an additional capital standard on insured banks and bank holding companies. Under this regulation, the Corporation and Bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The least capital is required for the category having the least risk, and the most capital is required for the category deemed to have the greatest risk. At December 31, 1997, the Corporation and the Bank were required to have a Tier 1 risk-based capital ratio of 4% and total-risk-based capital ratio of 8%. At December 31, 1997, the Corporation's Tier 1 and total risk-based capital ratios were 12.255% and 13.507%, respectively. The Bank's Tier 1 and total risk-based capital ratios were 12.235% and 13.486%, respectively.

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

     Federal Reserve System. Under the FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), nonpersonal money market deposit accounts, and nonpersonal time deposits. Because reserves must generally be maintained in cash or in noninterest bearing accounts, the effect of the reserve requirement is to reduce the Bank's level of investable funds. These regulations generally require reserves of 3% of total transaction accounts of up to $49.3 million. Total transaction accounts amounting to over $49.3 million require a reserve of $1.5 million plus 10% (subject to adjustment by the FRB of between 8% and 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on nonpersonal money market deposit accounts and on nonpersonal time deposits that have original maturities of less than one and one half years and Eurocurrency liabilities. Institutions are permitted to designate and exempt $4.4 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with these requirements at December 31, 1997.

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

          (4)  Employees

     The Corporation had 85 full-time and 10 part-time employees on December 31, 1997

          (5)  Statistical Information

     The statistical information on the Corporation set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

               (a) Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     Information regarding the distribution of assets, liabilities and shareholders' equity; interest rates and interest differential appear on pages 14 and 15 of the Annual Report to Shareholders for the year ended December 31, 1997, and are incorporated herein by reference.

               (b)  Securities Portfolio

     The following table sets forth the carrying amount of securities at the dates indicated.

                                                                                     At December 31,
                                                              -----------------------------------------------------
                                                                  1997                    1996             1995
                                                              -----------            -----------        -----------
                                                                                     (In thousands)
  U.S. government obligations and obligations
    of U.S. government agencies......................         $    10,197            $    17,143        $    12,584
  Obligations of states and political
    subdivisions.....................................                 747                    748                804
  Mortgage-backed securities issued
    by Federal agencies..............................              79,056                 81,111             98,565
  Federal Home Loan Mortgage
    Corporation common stock.........................                 258                    170                 --
                                                              -----------            -----------        -----------
                                                              $    90,258            $    99,172        $   111,953
                                                              ===========            ===========        ===========

     The mortgage-backed securities owned by the Bank are issued and guaranteed by the Government National Mortgage Association, ("GNMA"), the Federal National Mortgage Association, ("FNMA"), or the Federal Home Loan Mortgage Corporation, ("FHLMC") . These securities consist of pools of underlying mortgages with similar interest rates and similar maturities. The Bank receives a pro rata share (based on its percentage ownership in each individual pool) in the principal and interest cash flows to be received as the underlying mortgages are repaid by the mortgagors.

     The overall return (i.e. yield) earned on mortgage backed securities is highly sensitive to repayments on the underlying mortgage loans which can be made before their scheduled maturity date. In periods of falling market interest rates, prepayment of the underlying mortgages may accelerate and reduce the yield on a particular mortgage backed security.

     The credit risk associated with mortgage backed securities is nonexistent because payment of interest and ultimate repayment of principal is guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation as applicable.

     The following table sets forth the maturities and average weighted yields for the securities available-for-sale and investment securities, net, portfolios at December 31, 1997. Yields on tax-exempt securities are shown on a fully tax-equivalent basis assuming an approximate 36% combined Federal and New Jersey State income tax rates:

                                                                                   Mortgage-
                                                               Obligations of        backed
                                                 U.S.Gov't       State and      Securities Issued     FHLMC
                                U.S. Gov't.        Agency        Political         by Federal         Common
                                Obligations     Obligations     Subdivisions        Agencies          Stock        Total
                                -----------     -----------     ------------        --------          -----        -----
Due within 1 year
  Amount.................         $1,197          $4,003              $--               $--             $--        $5,200
  Yield..................           5.70%           5.83%              --                --              --          5.80%
Due from 1-5 years:
  Amount.................          1,003           3,994               --                --              --         4,997
  Yield..................           5.81%           6.72%              --                --              --          6.54%
Due after 10 years:
  Amount.................             --              --              747                --              --           747
  Yield..................             --              --            10.70%               --              --         10.70%
Mortgage-backed
securities issued by
Federal agencies:
  Amount.................             --              --               --            79,056              --        79,056
  Yield..................             --              --               --              6.31%             --          6.31%
FHLMC Common Stock
  Amount                              --              --               --                --             258           258
  Yield                               --              --               --                --            1.90%         1.90%
Total:
  Amount.................         $2,200          $7,997             $747           $79,056            $258       $90,258
  Yield..................           5.75%           6.27%           10.70%             6.31%           1.90%         6.32%

     Mortgage-backed securities issued by Federal agencies are disclosed separately because the principal balance is not due at a single maturity date.

     At December 31, 1997, there were no securities held of a single issuer (excluding U.S. Government Obligations and U.S. Government Agency Obligations) which exceeded 10% of shareholders' equity.

               (c)  Loan Portfolio

     The following table sets forth the composition of the Corporation's loan portfolio.

                                                                        At December 31,
                                             1997           1996            1995            1994            1993
                                          ---------       ---------      ----------      ---------       ---------
                                                                        (In thousands)
Real estate-mortgage................      $ 246,438       $ 216,946      $  181,626      $ 173,242       $ 157,852
Real estate-construction............          8,695          11,019           8,536          6,454           4,379
Consumer............................          7,235           3,532           3,811          3,363           3,256
Commercial..........................          5,396           3,977           1,666            738             822
                                          ---------       ---------      ----------      ---------       ---------
    Total loans.....................        267,764         235,474         195,639        183,797         166,309

Less:   Unearned income.............            (64)           (404)           (467)          (474)           (514)
        Allowance for loan losses...         (3,305)         (2,965)         (2,582)        (2,729)         (3,094)
                                          ---------       ---------      ----------      ---------       ---------
Net loans...........................      $ 264,395       $ 232,105      $  192,590      $ 180,594       $ 162,701
                                          =========       =========      ==========      =========       =========

               (d)  Maturity of Loans

     The following table sets forth the maturities and sensitivities of loans to changes in interest rates at December 31, 1997. The table does not take into consideration scheduled loan amortization or prepayments.

                                                                                       Maturing
                                                One Year           One Through          After
                                                 or Less           Five Years         Five Years           Total
                                                 -------           ----------         ----------           -----
                                                                          (In thousands)
Real estate-mortgage....................        $ 61,753            $110,305            $74,380         $  246,438
Real estate-construction................           8,695                 --                  --              8,695
Consumer................................           5,693               1,524                 18              7,235
Commercial..............................           3,699               1,697                 --              5,396
                                                --------            --------            -------         ----------
        Total loans.....................        $ 79,840            $113,526            $74,398         $  267,764
                                                ========            ========            =======         ==========

Loans due after 1 year with:
  Predetermined interest rates..........                            $  8,567            $43,612         $   52,179
  Floating or adjustable interest rates.                             104,959             30,786            135,745
                                                                    --------            -------         ----------
                                                                    $113,526            $74,398         $  187,924
                                                                    ========            =======         ==========

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

     In addition to interest earned on loans, the Bank receives fees for originating loans and for providing loan commitments. The Bank also charges fees for late payments and other miscellaneous services. Fees received in connection with loan originations are deferred and amortized into interest income over the estimated life of the loan. The Bank may also purchase such loans (servicing also acquired) for which a fee may be paid. These fees are deferred and amortized as charges to interest income over the estimated life of the loan.

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

     Other Types of Lending: The Bank will also offer collateral loans (secured by deposit at the Bank or readily marketable securities) and personal loans to individuals. These are generally loans of small dollar amounts and shorter terms. Collateral loans offer no credit risk because of their 100% secured status, and personal loans offer minimal credit risk because of their small balances (average balance was approximately $8,000 at December 31, 1997).

     The Bank will from time to time issue (for a fee) a standby letter of credit which is an obligation of the Bank to a third party that in the event a particular act or deed of one of the Bank's borrowers is not performed, then the Bank will reimburse that third party. The most common purpose is to guaranty the workmanship within a housing tract. Standby letters of credit are issued to the Bank's most credit-worthy customers and require the same diligence as the Bank would exercise in underwriting a loan in the amount of the guaranty. At December 31, 1997 the total amount of standby letters of credit outstanding totaled $1.7 million.

     New Jersey's employment roll continued to grow with approximately 87,500 jobs added during 1997 which represents the most jobs added since 1984. The state's average unemployment rate was 5.1%, the lowest since 1990. Of the new jobs added in 1997, 48,400 were in the service sector, 7,200 were added in finance, insurance and real estate, 5,700 were added in transportation, communications and utilities, 3,600 were added in construction, and 22,600 jobs were added in other segments.

               (e)  Nonperforming Assets

     The following table sets forth information with respect to nonperforming assets, which includes ninety days or more past due loans, nonaccrual loans, and real estate acquired by foreclosure:

                                                                                         At December 31,
                                                             ----------------------------------------------------------------------
                                                              1997            1996            1995            1994            1993
                                                             ------          ------          ------          ------          ------
                                                                                      (Dollars in thousands)
Loans:
  90 days or more past due
    (nonaccruing) ..................................         $  905          $1,317          $1,055          $1,022          $1,759
Nonaccrual loans (less than
  90 days past due) ................................            146              66              --             197             734
                                                             ------          ------          ------          ------          ------
  Total non-performing loans .......................          1,051           1,383           1,055           1,219           2,493
Real estate acquired by
  foreclosure ......................................             40             103             170           1,083           1,828
                                                             ------          ------          ------          ------          ------
    Total nonperforming assets .....................          1,091           1,486           1,225           2,302           4,321
Loans with modified terms ..........................             --              --              --              --              --
                                                             ------          ------          ------          ------          ------
                                                             $1,091          $1,486          $1,225          $2,302          $4,321
                                                             ======          ======          ======          ======          ======

Total non-performing loans as
  a percentage of total net loans ..................           0.40%           0.60%           0.55%           0.67%           1.53%
Non-performing assets as a
  percentage of total net loans
  and real estate acquired by
  foreclosure ......................................           0.41%           0.64%           0.64%           1.27%           2.63%

     Gross interest on loans charged-off, non-performing loans, real estate acquired by foreclosure, non-accrual loans and impaired loans at December 31, 1997 that would have been recorded in accordance with the original terms of these loans had they been performing totaled $94,000 for 1997. There was no interest income recognized on non-performing loans at December 31, 1997.

     The accrual of income on loans is generally discontinued and all interest income previously accrued and unpaid is deducted from income when a loan becomes more than ninety days delinquent, or when certain factors indicate reasonable doubt as to the timely collectibility of such income. Income is recognized subsequently only in the period collected.

     At December 31, 1997, there were no loans, other than those referred to above or included in the above table, which could be considered potential problem loans. It is management's policy to review all delinquent loans to determine future collectibility of both principal and interest.

     At December 31, 1997, there were no concentrations of loans exceeding 10% total loans outstanding.

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

     The following table analyzes the allowance for loan losses for the years indicated.

                                                                                 Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                        1997             1996             1995             1994              1993
                                                       -------          -------          -------          -------          -------
                                                                                  (Dollars in Thousands)
Beginning balance .............................        $ 2,965          $ 2,582          $ 2,729          $ 3,094          $ 1,797
Loans charged off:
        Real estate ...........................           (374)            (247)            (213)            (787)            (891)
        Consumer and commercial ...............            (35)            (133)            (252)             (38)            (128)
                                                       -------          -------          -------          -------          -------
                                                          (409)            (380)            (465)            (825)          (1,019)
Recoveries:
        Real estate ...........................            143               --                9                4               --
        Consumer ..............................              6               10                9                6               26
                                                       -------          -------          -------          -------          -------
                                                           149               10               18               10               26
                                                       -------          -------          -------          -------          -------

Net charge-offs ...............................           (260)            (370)            (447)            (815)            (993)
Provision for loan losses .....................            600              450              300              450            2,290
Manville Savings' acquisition .................             --              303               --               --               --
                                                       -------          -------          -------          -------          -------
Ending balance ................................        $ 3,305          $ 2,965          $ 2,582          $ 2,729          $ 3,094
                                                       =======          =======          =======          =======          =======

Ratio of net charge-offs
        during the period to
        average loans outstanding
        during the period .....................           0.10%            0.18%            0.24%            0.47%            0.63%

     The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                                       At December 31,
                                                          -------------------------------------------------------------------------
                                                           1997             1996             1995             1994            1993
                                                          ------           ------           ------           ------          ------
                                                                                       (In thousands)
Real estate ...................................           $2,558           $1,824           $1,432           $2,198          $1,968
Consumer and other ............................              747            1,141            1,150              531           1,126
                                                          ------           ------           ------           ------          ------
Total allowances for loan
        losses ................................           $3,305           $2,965           $2,582           $2,729          $3,094
                                                          ======           ======           ======           ======          ======

     The percentage of loans in each category to total loans is as follows:

                                                                                       At December 31,
                                                          -------------------------------------------------------------------------
                                                           1997             1996             1995             1994            1993
                                                          ------           ------           ------           ------          ------
                                                                                       (In thousands)
Real estate-mortgage ...............................       92.03%           92.13%           92.84%           94.26%          94.91%
Real estate-construction ...........................        3.25             4.68             4.36             3.51            2.64
Consumer ...........................................        2.70             1.50             1.95             1.83            1.96
Commercial .........................................        2.02             1.69             0.85             0.40             .49
                                                          ------           ------           ------           ------          ------
        Total ......................................      100.00%          100.00%          100.00%          100.00%         100.00%
                                                          ======           ======           ======           ======          ======

               (g)  Deposits

     The average balance of deposits and the average rates paid thereon are summarized in Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential, on pages 14 and 15 of the Annual Report to Shareholders for the year ended December 31, 1997, and are incorporated herein by reference.

               (h)  Maturities of Time Deposits

The following table summarizes the maturity distribution of all time market rate certificates in amounts of $100,000 or more, at December 31, 1997. There are no other time deposits in amounts of $100,000 or more.

              Maturity                                                Amount
              --------                                                ------
                                                                  (In thousands)
         3 months or less .......................................    $ 5,935
         Over 3 through 6 months ................................      4,375
         Over 6 through 12 months ...............................      1,956
         Over 12 months .........................................      6,089
                                                                     -------
                 Total ..........................................    $18,355
                                                                     =======

     The above table includes accounts in domestic bank offices. The Bank does not have any foreign banking offices.

               (i)  Return on Equity and Assets

     The following table shows the operating and capital ratios for the Corporation for the years indicated.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------      ------      ------
Net income to average assets ...............       1.02%       0.89%       0.80%
Net income to average shareholders
    equity .................................      13.13       11.71       10.53
Dividend payout ratio ......................      30.52       31.50       32.11
Average shareholders' equity to
    average total assets ...................       7.78        7.60        7.64

               (j)  Short-term Borrowings

                                                           At December 31,
                                                   -----------------------------
                                                     1997       1996       1995
                                                   -------    -------    -------
                                                          (in thousands)
Federal Home Loan Bank of
  New York Advances:
  Interest rate based on LIBOR: 5.656%;
    matured on 3/6/98 .........................    $10,000    $    --    $    --
  Fixed interest rate: 5.86%; matures
    on 8/21/98 ................................     10,000         --         --
  Fixed interest rate: 6.875%; matured
    on 1/2/97 .................................         --     10,000         --
  Fixed interest rate: 5.375%; matured
    on 1/2/96 .................................         --         --     10,000
                                                   -------    -------    -------
                                                   $20,000    $10,000    $10,000
                                                   =======    =======    =======

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

               (l)  Executive Officer

     Information concerning the executive officer of the Corporation during fiscal year 1997, who was not also director of the Corporation, is also provided below.

                                         Position with Corporation and
Name and Age                       Business Experience for Past Five Years
------------                       ---------------------------------------

Lucille H. Daniel             Vice President and Secretary of the Corporation
Age 63                        and the Bank.

John J. Lukens                Senior Vice President of the Corporation and
Age 50                        Senior Vice President, Senior Loan Officer of the
                              Bank since June, 1992.

Item 2. Properties

     The following table sets forth certain information to each of the Bank's offices. The total net book value of the Bank's premises and equipment at December 31, 1997, was $5.9 million. See Note 5 to the Consolidated Financial Statements. The Corporation believes that its facilities are adequate for conduct of its current business.

                                                                                 Expiration
                                                                               Date of Current        Lease
Location:                             Opened         Owned       Leased          Lease Term       Renewal Option
---------                             ------         -----       ------          ----------       --------------
Corporate Headquarters,                1997                         X               2007         two 5-year options
Operations Center, Loan
Production Office:
454 Route 28
Bridgewater, NJ 08807

Main office:
9 West Somerset Street                 1869            X
Raritan, NJ  08869

Branches:

454 Route 28                           1997                         X               2007         two 5-year options
Bridgewater, NJ 08807

339 South Main Street                  1996                         X               2006        three 5-year options
Manville, NJ 08835

1921 Washington Valley Road            1976            X
Martinsville, NJ  08836

151 Adamsville Road                    1980                         X               2001          one 6-year option
Somerville, NJ  08876

51 Mountain Boulevard                  1991            X
Warren, NJ  07059

Whitehouse Mall                        1991                         X               2001          one 5-year option
Routes 22 East and 523
Whitehouse Station, NJ  08889

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     (a)  Market Information

     Raritan Bancorp's common stock is quoted on the NASDAQ National Market System under the symbol "RARB."

     The following table presents the range of the high and low prices for Raritan Bancorp's common stock as obtained from NASDAQ.

                                              1997                                    1996
                                     ---------------------------             --------------------------
Quarter Ending                        High                 Low                High                 Low
--------------                        ----                 ---                ----                 ---
March 31.......................      $29.50               $25.50             $15.67              $14.17
June 30........................       25.75                19.50              14.67               13.50
September 30...................       20.50                16.33              14.67               13.83
December 31....................       17.00                15.50              14.83               14.00

NOTE: The above prices reflect the three-for-two stock split paid in the form of a stock dividend on July 1, 1997.

     (b)  Shareholders

     At March 9, 1998 Raritan Bancorp, Inc. had approximately 550 shareholders of record, including brokerage firms, banks and registered clearing agencies acting as nominees for an indeterminate number of beneficial owners.

     (c)  Dividends

     Subject to applicable law, the Board of Directors of the Corporation and the Bank may each provide for the payment of dividends.

     The Bank will not be permitted to pay dividends on its capital stock if its retained earnings would thereby be reduced below the amount required for the liquidation account established at the time of its conversion to stock form and the issuance of stock resulting from the Manville merger and acquisition (approximately $712,000 at December 31, 1997), or applicable regulatory capital requirements. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital stock of the Bank will not be impaired and either the Bank will have a statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. The Bank has designated a capital surplus of $2.0 million, which is not available for the payment of dividends.

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

     During the years ended December 31, 1997 and 1996, the Corporation declared and paid cash dividends totaling $0.47 and $0.40, respectively, per common share (as adjusted for the three-for-two stock split paid in the form of a stock dividend on July 1, 1997).

     On January 20, 1998, the Board of Directors of the Corporation declared a quarterly cash dividend in the amount of $0.15 per common share. The dividend was paid on March 1, 1998 to shareholders of record as of February 15, 1998.

Item 6. Selected Financial Data

     Information relating to Selected Consolidated Financial Data on page 17 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 to 17 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Information required hereunder is incorporated by reference to pages 11 and 12 of the Annual Report to Shareholders for the year ended December 31, 1997

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Report by KPMG Peat Marwick LLP dated January 16, 1998, appear on pages 17 to 42 of the Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Officers of the Registrant

     Information is contained in "Election of Directors" on pages 4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 25, 1998, and is incorporated herein by reference. Information regarding executive officers who are not also directors of the Corporation or the Bank is contained in Part I of this report in reliance of General Instruction G.

Item 11. Executive Compensation

     Information is contained in Compensation of Directors and Officers on pages 6 through 10, inclusive, of Raritan Bancorp Inc.'s Proxy Statement dated March 25, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information is contained on pages 4 to 6 inclusive of Raritan Bancorp Inc.'s Proxy Statement dated March 25, 1998 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information is contained in Certain Relationships and Related Transactions on page 13 of Raritan Bancorp Inc.'s Proxy Statement dated March 25, 1998, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1) Consolidated Financial Statements

     The following financial statements are incorporated herein by reference to the Annual Report to Shareholders for the year ended December 31, 1997, a copy of which is attached hereto.

                                                                  Annual Report
                                                                 Page Reference
                                                                 --------------
     Consolidated Balance Sheets..........................             17

     Consolidated Statements of Income....................             18

     Consolidated Statements of Changes in
         Shareholders' Equity.............................             19

     Consolidated Statements of Cash Flows................             20

     Notes to Consolidated Financial
         Statements.......................................            21-41

     Independent Auditors' Report.........................             42

          (2)  Consolidated Financial Statement Schedules

     All statement schedules are omitted as the information, if applicable, is presented in the above financial statements or notes thereto.

     (b)  Reports on Form 8-K

     None

     (c)  Exhibits Required by Securities and Exchange Commission Regulation
          S-K.

Exhibit
Number

3.1         Certificate of Incorporation of Raritan Bancorp Inc. (filed as
            Exhibit 3.1 to the Form S-1 Registration Statement filed by Raritan Bancorp, Inc. on March 10, 1987, Registration No. 33-12539).

3.1(a) Certificate of Amendment to the Certificate of Incorporation of Raritan Bancorp Inc. (Filed as Exhibit 3.1(a) to the Annual Report on Form 10-K for the year ended December 31, 1995).

3.2         Bylaws of Raritan Bancorp Inc. (filed as Exhibit 3.2 to the Form
            S-1 Registration Statement filed by Raritan Bancorp, Inc., Statement No. 33-12539 and Exhibit 28.1 to the Form 8-K filed on December 21,
            1990).

10.1 Raritan Bancorp Inc. Incentive Stock Option Plans (see Annex A to the Proxy Statement dated March 23, 1988 and Exhibit A to the Proxy Statement dated March 24, 1993).

10.2 Raritan Bancorp Inc. Stock Option Plan for Outside Directors (see Exhibit B to the Proxy Statement dated March 24, 1993).

10.3 Employment Agreement with Arlyn D. Rus (filed as Exhibit 10.2 to the Form S-1 Registration Statement filed by Raritan Bancorp Inc., Registration No. 33-12539).

10.4 Employment Agreement with Thomas F. Tansey (filed as Exhibit 10.3 to the Form S-1 Registration Statement filed by Raritan Bancorp Inc., Registration No. 33-12539).

10.5        Amended and Restated Special Termination Agreements with Lucille H.
            Daniel (the original Special Termination Agreements were filed as
            Exhibit 10.4 to the Form S-1 Registration Statement filed by Raritan Bancorp Inc., Registration No. 33-12539; the Restated Termination Agreements were filed as Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.6        Special Termination Agreement with John J. Lukens (filed as Exhibit
            10.6 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.7        Form of Restated Supplemental Executive Retirement.

11 Computation of net income per share (Incorporated by reference to "Financial Highlights" on the inside cover, and the Consolidated Statements of Income on page 18, of the Annual Report to Stockholders for the year ended December 31, 1997).

13          Annual Report to Shareholders for the year ended December 31, 1997.

22          Subsidiaries of Raritan Bancorp, Inc.*

23          Accountants' Consent.

----------
*    See Part 1, Item 1(a) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                             RARITAN BANCORP INC.



                                             By: /s/ Arlyn D. Rus
                                                --------------------------------
                                                     Arlyn D. Rus, President and
                                                     Chief Executive Officer

Date: March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 1998, by the following persons on behalf of the Registration and in the capacities indicated.


/s/ Arlyn D. Rus                           /s/ Thomas F. Tansey
-------------------------------------      -------------------------------------
Arlyn D. Rus, Chairman of the Board,       Thomas F. Tansey, Executive Vice
President and Chief Executive Officer      President, Chief Operating Officer
                                           and Treasurer Director
                                           (Principal Financial and Accounting
                                           Officer)

/s/ William T. Anderson                    /s/ Willliam W. Crouse
-------------------------------------      -------------------------------------
William T. Anderson, Director              William W. Crouse

/s/ William T. Kelleher, Jr.               /s/ Peter S. Johnson
-------------------------------------      -------------------------------------
William T. Kelleher, Jr., Director         Peter S. Johnson, Director