Form 10-Q
period 1998-03-31
RARITAN BANCORP INC
filed 1998-05-13
CIK 811434

                                 UNITED STATES
                       Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Period Ended March 31,1998

                        Commission File Number: 0-15831

                              Raritan Bancorp Inc.
             (exact name of registrant as specified in its charter)


      Delaware                                         22-2792402
(State of Incorporation)                 (I.R.S. Employer Identification Number)

 454 Route 28, Bridgewater, New Jersey                                  08807
(address of principal executive offices)                              (zip code)



                                  908-231-8100
              (Registrant's telephone number, including area code)


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

                     Applicable only to corporate issuers:

              As of April 27, 1998, 2,387,714 common shares, $.01 par value per share were outstanding.

                              RARITAN BANCORP INC.

                                   FORM 10-Q

                                     INDEX


                                                                       PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1   FINANCIAL STATEMENTS                                         1

    ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                   7


PART II - OTHER INFORMATION

    ITEM 1   LEGAL PROCEEDINGS                                           11

    ITEM 2   CHANGES IN THE RIGHTS OF THE CORPORATION'S
             SECURITY HOLDERS                                            11

    ITEM 3   DEFAULTS BY THE CORPORATION ON ITS SENIOR
             SECURITIES                                                  11


    ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                     11

    ITEM 5   OTHER INFORMATION                                           11

    ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                            12


 SIGNATURES                                                              13

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 MARCH 31,1998     DECEMBER 31, 1997
                                                                                   (UNAUDITED)         (AUDITED)
                                                                                ---------------    -----------------
ASSETS
------
     CASH AND DUE FROM BANKS                                                    $         8,113     $         7,316
     FEDERAL FUNDS SOLD                                                                  25,400              26,700
     SHORT-TERM INVESTMENT                                                                1,500                   -
                                                                                ----------------    ----------------
                TOTAL CASH AND CASH EQUIVALENTS                                          35,013              34,016
     SECURITIES AVAILABLE-FOR-SALE, AT FAIR VALUE                                        46,933              48,951
     INVESTMENT SECURITIES HELD-TO-MATURITY, net  (FAIR VALUE: $38,555
       AT MARCH 31, 1998 AND $40,919 AT DECEMBER 31, 1997)                               38,815              41,307
     LOANS                                                                              281,002             267,764
       PLUS:  NET AMORTIZED COSTS (FEES)                                                     80                 (64)
       LESS:  ALLOWANCE FOR LOAN LOSSES                                                   3,378               3,305
                                                                                ----------------    ----------------

                                NET LOANS                                               277,704             264,395
                                                                                ----------------    ----------------

     BANKING PREMISES AND EQUIPMENT, NET                                                  5,989               5,861
     FEDERAL HOME LOAN BANK of NEW YORK STOCK, at COST                                    2,672               2,672
     ACCRUED INTEREST RECEIVABLE                                                          2,117               2,070
     OTHER ASSETS                                                                         9,568               9,036
                                                                                ----------------    ----------------

     TOTAL ASSETS                                                               $       418,811     $       408,308
                                                                                ================    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
     DUE TO DEPOSITORS:
       INTEREST-BEARING                                                         $       320,433     $       312,719
       NON-INTEREST-BEARING                                                              25,443              24,365
                                                                                ----------------    ----------------
                                TOTAL DEPOSITS                                          345,876             337,084
     BORROWINGS                                                                          35,103              35,103
     ACCRUED INTEREST PAYABLE                                                               137                 155
     ACCRUED EXPENSES
       AND OTHER LIABILITIES                                                              6,120               5,092
                                                                                ----------------    ----------------

                                TOTAL LIABILITIES                                       387,236             377,434
                                                                                ----------------    ----------------

     SHAREHOLDERS' EQUITY:
       PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
         SHARES AUTHORIZED; NONE ISSUED                                                -                   -
       COMMON STOCK, $.01 PAR VALUE, 3,500,000
         SHARES AUTHORIZED; 2,587,412 SHARES ISSUED AT
         MARCH 31, 1998 AND DECEMBER 31, 1997,
         WITH 2,387,714 SHARES OUTSTANDING AT
         MARCH 31, 1998 AND 2,372,226 SHARES
         OUTSTANDING AT DECEMBER 31, 1997                                                    26                  26
      ADDITIONAL PAID-IN CAPITAL                                                         11,188              11,275
      RETAINED EARNINGS                                                                  22,776              22,133
      ACCUMULATED OTHER COMPREHENSIVE INCOME: FAIR VALUE ADJUSTMENT OF
         SECURITIES AVAILABLE-FOR-SALE, NET OF TAX                                          328                 369
      LESS: UNALLOCATED COMMON STOCK ACQUIRED BY THE ESOP                                  (103)               (103)
            UNEARNED RESTRICTED STOCK                                                      (219)               (230)
            COST OF COMMON STOCK IN TREASURY, 199,698
                 SHARES AT MARCH 31, 1998 AND 215,186 SHARES
                 AT DECEMBER 31, 1997                                                    (2,421)             (2,596)
                                                                                ----------------    ----------------
                                TOTAL SHAREHOLDERS' EQUITY                               31,575              30,874
      COMMITMENTS AND CONTINGENCIES
                                                                                ----------------    ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $       418,811     $       408,308
                                                                                ================    ================

      SHARE AMOUNTS REFLECT THE EFFECT OF THE THREE-FOR-TWO STOCK SPLIT PAID IN THE FORM OF A STOCK DIVIDEND ON JULY 1, 1997.

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     RARITAN BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                       -------------------------
                                                          1998           1997
                                                       ----------    -----------
INTEREST INCOME:
    INTEREST AND FEES ON REAL ESTATE LOANS             $    4,419    $     3,927
    INTEREST AND FEES ON OTHER LOANS                        1,101          1,009
    INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES:
          TAXABLE                                           1,386          1,507
          TAX-EXEMPT                                           12             12
    INTEREST ON DEPOSITS IN OTHER BANKS                       330            207
                                                       ----------    -----------

          TOTAL INTEREST INCOME                             7,248          6,662
                                                       ----------    -----------


INTEREST EXPENSE:
    INTEREST ON DEPOSIT ACCOUNTS                            3,479          3,266
    INTEREST ON BORROWINGS                                    469             45
                                                       ----------    -----------

          TOTAL INTEREST EXPENSE                            3,948          3,311
                                                       ----------    -----------

    NET INTEREST INCOME                                     3,300          3,351

PROVISION FOR LOAN LOSSES                                      75            150
                                                       ----------    -----------
    NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                   3,225          3,201


OTHER INCOME:
    SERVICE CHARGES AND OTHER INCOME                          295            177
                                                       ----------    -----------
          TOTAL OTHER INCOME                                  295            177
                                                       ----------    -----------

OPERATING EXPENSES:
    SALARIES AND EMPLOYEE BENEFITS                          1,090          1,000
    OCCUPANCY EXPENSE                                         320            188
    (INCOME FROM) NET COST OF OPERATION
      OF OTHER REAL ESTATE                                     (1)             9
    OTHER OPERATING EXPENSES                                  692            634
                                                       ----------    -----------

          TOTAL OPERATING EXPENSES                          2,101          1,831
                                                       ----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                            1,419          1,547
INCOME TAX EXPENSE                                            416            577
                                                       ----------    -----------

NET INCOME                                             $    1,003    $       970
                                                       ==========    ===========

AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC                                                 2,367,198      2,283,378
                                                       ==========    ===========
  DILUTED                                               2,532,982      2,509,103
                                                       ==========    ===========
NET INCOME PER SHARE:
  BASIC                                                $     0.42    $      0.42
                                                       ==========    ===========
  DILUTED                                              $     0.40    $      0.39
                                                       ==========    ===========

ALL SHARE DATA REFLECT THE EFFECT OF THE THREE-FOR-TWO STOCK SPLIT PAID IN THE FORM OF A STOCK DIVIDEND ON JULY 1, 1997.

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      RARITAN BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                         FOR THE THREE MONTHS ENDED MARCH 31
                                                                         -----------------------------------
                                                                     1998                    1997
                                                                 -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES;
NET INCOME                                                        $     1,003            $        970
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   INCREASE IN ACCRUED INTEREST RECEIVABLE                                (47)                   (142)
   AMORTIZATION, NET, ON SECURITIES                                        45                      39
   PROVISION FOR LOAN LOSSES                                               75                     150
   (DECREASE) INCREASE IN ACCRUED INTEREST PAYABLE                        (18)                     39
   INCREASE IN ACCRUED EXPENSES                                           572                     101
   (INCREASE) DECREASE IN PREPAID EXPENSES                               (193)                     33
   DEPRECIATION                                                           151                      88
   DEFERRED INCOME TAXES                                                 (106)                     60
   INCREASE IN INCOME TAXES PAYABLE                                       311                     419
   NET DECREASE, OTHER                                                   (200)                   (595)
                                                                 -------------           ------------
     TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                               $  1,593               $   1,162

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROCEEDS FROM CALL AND REPAYMENTS OF SECURITIES
      AVAILABLE-FOR-SALE                                                1,938                   1,468
   PROCEEDS FROM REPAYMENTS OF INVESTMENT
      SECURITIES, NET                                                   2,471                   1,874
   NET DISBURSEMENTS FOR LOANS                                        (13,243)                (11,627)
   CAPITAL EXPENDITURES                                                  (279)                    (59)
                                                                 -------------           ------------
     NET CASH USED IN INVESTING ACTIVITIES                                       (9,113)                 (8,344)


CASH FLOWS FROM FINANCING ACTIVITIES:
   NET INCREASE (DECREASE) IN DEMAND DEPOSITS, MONEY
      MARKET ACCOUNTS, NOW ACCOUNTS, PRIME
      PERFORMANCE ACCOUNTS, AND SAVINGS ACCOUNTS                        9,333                    (475)
   NET DECREASE IN MARKET-RATE CERTIFICATES                              (541)                   (232)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                                 106                     173
   TREASURY STOCK ACQUIRED, AT COST                                       (23)                   (119)
   CASH DIVIDENDS PAID                                                   (358)                   (267)
                                                                 -------------           -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          8,517                    (920)
                                                                               ---------              ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                997                  (8,102)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              34,016                  32,753
                                                                               ---------              ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 35,013               $  24,651
                                                                               =========              ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
                                                                             FOR THE THREE MONTHS ENDED MARCH 31
                                                                             -----------------------------------
                                                                                 1998                   1997
                                                                             -----------              ----------

INTEREST PAID                                                                  $  3,966               $   3,272
                                                                               =========              ==========

INCOME TAXES PAID                                                              $    211               $      98
                                                                               =========              ==========

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

The consolidated balance sheets at March 31, 1998, the consolidated statements of income for the three month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements are to be read in conjunction with the December 31, 1997 audited financial statements and notes thereto.

Interim results are not necessarily indicative of results for the full year.

Effective January 1, 1998, the Corporation adopted the provisions of Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of Statement 130.

Statement 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, Statement 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For the three-month periods ended March 31, 1998 and 1997, total comprehensive income amounted to $962,000 and $740,000, respectively.

Note 2: Securities Available-for-Sale, at fair value, and Investment Securities, net:
The amortized cost of securities and their estimated fair values at March 31, 1998, were as follows:


                                                                         Gross         Gross       Estimated
                                                         Amortized     Unrealized    Unrealized       Fair
                                                           Cost          Gains         Losses         Value
                                                           ----          -----         ------         -----
                                                                             (Unaudited)
                                                                           (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                              $10,161         $32       $   -           $10,193
Obligations of states and political
  subdivisions                                                 696          51           -               747
Equity security                                                129         162           -               291
Mortgage-backed securities issued by
  Federal agencies                                          35,427         317         (42)           35,702
                                                           -------------------------------------------------
                                                           $46,413        $562       $ (42)          $46,933
                                                           =================================================

Investment securities, net:
Mortgage-backed securities issued by Federal agencies      $38,815        $ 35       $(295)          $38,555
                                                           =================================================



The amortized cost of securities and their estimated fair values at December 31, 1997, were as follows:

                                                                         Gross         Gross       Estimated
                                                         Amortized     Unrealized    Unrealized       Fair
                                                           Cost          Gains         Losses         Value
                                                           ----          -----         ------         -----
                                                                             (Unaudited)
                                                                           (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                              $10,157        $  41      $   (1)         $10,197
Obligations of states and political
  subdivisions                                                 695           52           -              747
Equity security                                                129          129           -              258
Mortgage-backed securities issued by
  Federal agencies                                          37,390          384         (25)          37,749
                                                           -------------------------------------------------
                                                           $48,371        $ 606        $(26)         $48,951
                                                           =================================================
Investment securities, net:
Mortgage-backed securities issued by Federal agencies      $41,307        $ 15        $(403)         $40,919
                                                           =================================================

There were no sales of securities during the three-month periods ending March 31, 1998 and 1997.

Note 3:  Loans and Allowance for Loan Losses:
 Loans are summarized as follows:

                                  March 31, 1998   December 31, 1997
                                  ---------------  ------------------
                                    (Unaudited)        (Audited)
                                            (In thousands)
Real estate:
  Conventional                          $263,019            $246,438
  Construction                             5,356               8,695
                                        ----------------------------
                                         268,375             255,133
Consumer Loans                             7,143               7,235
Commercial Loans                           5,484               5,396
                                        ----------------------------
                                        $281,002            $267,764
                                        ============================

The activity in the allowance for loan losses follows:

                                            Three Months  Ended March 31
                                            ----------------------------
                                              1998                1997
                                              ----                ----
                                                     (Unaudited)
                                                    (In thousands)
 Balance at beginning of period             $  3,305            $  2,965
 Provision charged to operations                  75                 150
 Charge-offs                                      (5)                 (3)
 Recoveries                                        3                  15
                                            ----------------------------
 Balance at end of period                   $  3,378            $  3,127
                                            ============================


Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,600,000 and $1,091,000 at March 31, 1998 and December 31, 1997, respectively, as follows:

                                                         March 31, 1998              December 31, 1997
                                                         --------------              -----------------
                                                      Number        Amount          Number         Amount
                                                     of Loans   (In thousands)     of Loans    (In thousands)
                                                     --------   --------------     --------    --------------
Description:                                              (Unaudited)                   (Audited)
First mortgage loans                                     7          $  739               6           $569
Home equity loan                                         1              30               -              -
Second mortgage loan                                     -               -               1             54
Consumer loans                                           1               6               1             11
Loans with modified terms                                3             430               2            177
Matured loans                                            2             198               1             94
                                                    -----------------------------------------------------
 Total non-performing loans                             14           1,403              11            905
Real estate acquired by foreclosure                      1              40               1             40
                                                    -----------------------------------------------------
                                                        15           1,443              12            945
Non-accrual loans less than 90 days delinquent           4             157               1            146
                                                    -----------------------------------------------------
                                                        19          $1,600              13         $1,091
                                                    =====================================================

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $34,000 and $38,000 for the three months ended March 31, 1998 and 1997, respectively.

At March 31, 1998 and December 31, 1997, the Corporation had impaired loans totaling $1,403,000 and $905,000, respectively. The Corporation calculated a total allowance for impaired loans of $265,000 and $157,000 at March 31, 1998 and December 31, 1997, respectively. Impaired loans averaged $1,096,000 and $1,342,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income totaling $-0- and $10,000 was recognized, all on a cash basis, on impaired loans for the three months ended March 31, 1998 and 1997, respectively.

Note 4:  Recently Issued Accounting Pronouncements:

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information in changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain required disclosures of previous accounting pronouncements.

Statement 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. As Statement 132 affects disclosure requirements, it is not expected to have an impact on the financial statements of the Corporation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1998, the Corporation's total assets increased to $418.8 million from $408.3 million at December 31, 1997. Net loans increased to $277.7 million at March 31, 1998 from $264.4 million at December 31, 1997, as loan disbursements exceeded repayments by $13.3 million. Deposits increased to $345.9 million at March 31, 1998 from $337.1 at December 31, 1997. Deposits inflows, exclusive of interest credited, exceeded outflows by $5.3 million during the first three months of 1998.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,600,000 or 0.58% of total net loans plus real estate acquired by foreclosure at March 31, 1998, compared to $1,091,000 or 0.41% of total net loans plus real estate acquired by foreclosure at December 31, 1997.

During the three months ended March 31, 1998 the Corporation added $75,000 to the allowance for loan losses compared to $150,000 during the corresponding period in 1997. The decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at March 31, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral, and potential charge-offs.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,600,000 and $1,091,000 at March 31, 1998 and December 31, 1997, respectively, as follows:

                                                              March 31, 1998                       December 31, 1997
                                                              --------------                       -----------------
                                                           Number            Amount             Number          Amount
                                                          of Loans       (In thousands)        of Loans     (In thousands)
                                                          --------       --------------        --------     --------------
Description:                                                      (Unaudited)                        (Audited)
First mortgage loans                                           7             $  739                 6            $569
Home equity loan                                               1                 30                 -               -
Second mortgage loan                                           -                  -                 1              54
Consumer loans                                                 1                  6                 1              11
Loans with modified terms                                      3                430                 2             177
Matured loans                                                  2                198                 1              94
                                                          -----------------------------------------------------------
 Total non-performing loans                                   14              1,403                11             905
Real estate acquired by foreclosure                            1                 40                 1              40
                                                          -----------------------------------------------------------
                                                              15              1,443                12             945
Non-accrual loans less than 90 days delinquent                 4                157                 1             146
                                                          -----------------------------------------------------------
                                                              19             $1,600                13          $1,091
                                                          ===========================================================

Of the fourteen non-performing loans at March 31, 1998 thirteen ($1.397 million) are collateralized by real estate and one ($6,000) is unsecured. Real estate acquired by foreclosure consists of one single-family dwelling. Of the four non-accrual loans, three are secured by real estate ($147,000) and one ($10,000) is unsecured.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,217,000 has been allocated to such loans, together with a general allowance of $2,161,000 on the remaining loan portfolio taken as a whole. During the quarter ended March 31, 1998 loans totaling $5,000 were charged off, compared to $3,000 during the first three months of 1997.

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

Shareholders' equity totaled $31.6 million, or $13.23 per share at March 31, 1998, compared to $30.9 million, or $13.01 per share at December 31, 1997. The increase in shareholders' equity is the result of net income totaling $1,003,000 for the quarter ended March 31, 1998, the $14,000 amortization of a restricted stock award, the issuance of 16,350 shares of common stock for $106,000 via the exercise of stock options, partially offset by dividends paid to shareholders of $358,000, a decrease in the fair value adjustment of securities available-for-sale of $41,000, and the repurchase of 862 shares of the Corporation's common stock for $23,000.

Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $1,003,000 for the first quarter of 1998 compared to $970,000 for the first quarter of 1997, an increase of 3.4%.

Net interest income decreased moderately for the first quarter of 1998 to $3.300 million from $3.351 million, or 1.5%, for the comparable quarter in 1997 as declining interest rate spreads compressed new loan yields and deposit costs. The net interest spread for the first quarter of 1998 decreased to 2.99% from 3.33% a year earlier, together with a decrease in average net earning assets to $36.5 million from $40.4 million a year earlier. The comparable decline in net interest income was also affected by the sale, in April, 1997, of mortgage-backed securities (classified as available-for-sale) totaling $6.9 million with a weighted average yield of 7.08% with the proceeds invested in a corporate-owned life insurance policy whose cash surrender value is being reflected in service charges and other income in the Consolidated Statements of Income.

Net interest income for the first quarter of 1998 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged off, non-performing loans, non-accrual loans less than 90 days delinquent, and real estate acquired by foreclosure for the first quarter of 1998 was approximately $34,000 compared to $38,000 for the corresponding 1997 period.

The provision for loan losses for the first quarter of 1998 was $75,000 compared to $150,000 for the corresponding 1997 period. As described in the discussion of the Corporation's financial condition, the decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at March 31, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral, and potential charge-offs.

Management calculated the provision based on a review of the required allowance at March 31, 1998. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,217,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,161,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other income for the first quarter of 1998 increased to $295,000 from $177,000 for the corresponding 1997 period, primarily as a result of the increase in the cash surrender value of aforementioned corporate-owned life insurance totaling $111,000 for 1998 versus $-0- for 1997.

Operating expenses for the first quarter of 1998 was $2,101,000 compared to $1,831,000 for the corresponding periods in 1997. Salaries and employee benefits increased 9% to $1,090,000 for the first quarter of 1998 from $1,000,000 for the comparable period in 1997. The addition of five employees in the new Bridgewater, New Jersey banking office together with normal merit and cost of living adjustments contributed to the increase. Occupancy expense increased $132,000, or 70.2%, primarily as a result of the costs associated with leasing the new corporate headquarters and aforementioned banking office in Bridgewater, New Jersey, This location became operational in December, 1997. Other operating expenses increased $58,000, or 9.1%, to $692,000, for the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of increases in furniture and fixture, legal and marketing expenses.

The amount of income tax expense for the first quarter of 1998 was $416,000 compared to $577,000 for the first quarter of 1997. The effective tax rate for the first quarter of 1998 was 29.32% compared to an effective tax rate of 37.30% for the corresponding 1997 quarter. The reduced tax rate for the first quarter of 1998 is primarily the result of the tax effect of the increase in the cash surrender value of corporate-owned life insurance which was purchased in June, 1997.

The Corporation's annualized return on average total assets and average shareholders' equity was .98% and 12.79%, respectively, for the first quarter of 1998, compared to 1.06% and 13.55%, respectively, for the comparable period in 1997.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, borrowings, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At March 31, 1998, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $31.1 million which represents 7.4% of total assets.

The Corporation's main liquidity demands come from loan disbursements which totaled approximately $29.8 million for the first three months of 1998. At March 31, 1998 outstanding commitments to extend credit totaled $57.4 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan Bank of New York which can provide additional funds, if needed. At March 31, 1998, this borrowing capacity totaled $30.7 million.

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


The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                           March 31, 1998
                                           --------------
                               Required         Actual               Excess
                               --------         ------               ------
THE CORPORATION:
 Risk-based capital:
  Tier 1                          4.00%        12.115%               8.115%
  Total                           8.00         13.366                5.366
 Leverage capital ratio           4.00          7.45                 3.45

THE BANK:
 Risk-based capital:
  Tier 1                          4.00         12.092                8.092
  Total                           8.00         13.343                5.343
 Leverage capital ratio           4.00          7.44                 3.44

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           Not applicable.

Item 2.    Changes in Securities.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           (a) The annual meeting of the security holders of Raritan Bancorp Inc. took place on April 22, 1998.

           (b)(i)  The following directors were elected to a three-year term:

                                          Number of Votes     Number of Votes
           Name       Expiration of Term     in Favor            Withheld
           ----       ------------------     --------            --------

     Peter S. Johnson       2001             2,021,082            5,437
     Arlyn D. Rus           2001             2,021,407            5,112

           (b)(ii) The following directors' term of office continued after the meeting:

              Name                       Expiration of Term
              ----                       ------------------

     William T. Anderson, M.D.                  1999
     William W. Crouse                          1999
     William T. Kelleher, Jr.                   2000
     Thomas F. Tansey                           2000

     (c) KPMG Peat Marwick LLP was ratified as the Corporation's auditors by a vote of 2,021,783 shares For, 4,362 shares Against and 373 shares Abstained.

     (d) An amendment to the Corporation's Certificate of Incorporation increasing the number of authorized shares of common stock from 3,500,000 shares to 6,500,000 shares was approved by a vote of 1,968,856 shares For, 28,256 shares Against, and 5,516 shares Abstained.

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



                                                RARITAN BANCORP INC.
                                                --------------------
                                                    (Registrant)



Date:  April 27, 1998                       By: /s/ Arlyn D. Rus
                                                ----------------

                                                Arlyn D. Rus
                                                Chairman, President and
                                                Chief Executive Officer
                                                Director


Date: April 27, 1998                        By: /s/ Thomas F. Tansey
                                                --------------------

                                                Thomas F. Tansey
                                                Executive Vice President
                                                Chief Operating Officer &
                                                Treasurer
                                                Director