Form 10-Q
period 1998-06-30
RARITAN BANCORP INC
filed 1998-08-13
CIK 811434

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                     Applicable only to corporate issuers:

              As of July 27, 1998, 2,373,569 common shares, $.01 par value per share were outstanding.

                              RARITAN BANCORP INC.

                                   FORM 10-Q

                                     INDEX


                                                                     PAGE

PART I - FINANCIAL INFORMATION

       ITEM 1   FINANCIAL STATEMENTS                                   1

       ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                             8

       ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                      11

PART II - OTHER INFORMATION

       ITEM 1   LEGAL PROCEEDINGS                                      12

       ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS              12

       ITEM 3   DEFAULTS BY THE CORPORATION ON ITS SENIOR
                SECURITIES                                             12


       ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                                12

       ITEM 5   OTHER INFORMATION                                      12

       ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                       12


    SIGNATURES                                                         13

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                      RARITAN BANCORP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30, 1998                DECEMBER 31, 1997
                                                                                 (UNAUDITED)                      (AUDITED)
                                                                                --------------               -------------------
ASSETS
------
     CASH AND DUE FROM BANKS                                                    $       9,382                    $      7,316
     FEDERAL FUNDS SOLD                                                                33,200                          26,700
     SHORT-TERM INVESTMENT                                                                  -                               -
                                                                                -------------                    ------------
                 TOTAL CASH AND CASH EQUIVALENTS                                       42,582                          34,016
     SECURITIES AVAILABLE-FOR-SALE, AT FAIR VALUE                                      41,725                          48,951
     INVESTMENT SECURITIES HELD-TO-MATURITY, net  (FAIR VALUE: $29,662
       AT JUNE 30, 1998 AND $40,919 AT DECEMBER 31, 1997)                              29,863                          41,307
     LOANS                                                                            302,893                         267,764
       PLUS: NET UNAMORTIZED COSTS (FEES)                                                 321                             (64)
       LESS: ALLOWANCE FOR LOAN LOSSES                                                  3,459                           3,305
                                                                                -------------                    ------------

                                 NET LOANS                                            299,755                         264,395
                                                                                -------------                    ------------

     BANKING PREMISES AND EQUIPMENT, NET                                                5,937                           5,861
     FEDERAL HOME LOAN BANK of NEW YORK STOCK, at COST                                  2,672                           2,672
     ACCRUED INTEREST RECEIVABLE                                                        2,055                           2,070
     OTHER ASSETS                                                                      10,017                           9,036
                                                                                -------------                    ------------

    TOTAL ASSETS                                                                $     434,606                    $    408,308
                                                                                =============                    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

     DUE TO DEPOSITORS:
       INTEREST-BEARING                                                         $     325,240                    $    312,719
       NON-INTEREST-BEARING                                                            25,690                          24,365
                                                                                -------------                    ------------
                                 TOTAL DEPOSITS                                       350,930                         337,084
     BORROWINGS                                                                        45,103                          35,103
     ACCRUED INTEREST PAYABLE                                                             343                             155
     ACCRUED EXPENSES
       AND OTHER LIABILITIES                                                            6,393                           5,092
                                                                                -------------                    ------------

                                 TOTAL LIABILITIES                                    402,769                         377,434
                                                                                -------------                    ------------

     SHAREHOLDERS' EQUITY:
       PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
         SHARES AUTHORIZED; NONE ISSUED.                                                 -                               -
       COMMON STOCK, $.01 PAR VALUE, 6,500,000
         SHARES AUTHORIZED AT JUNE 30, 1998 AND
         3,500,000 SHARES AUTHORIZED AT DECEMBER 31, 1997;
         2,587,412 SHARES ISSUED AT JUNE 30, 1998 AND DECEMBER 31, 1997
         WITH 2,373,007 SHARES OUTSTANDING AT JUNE 30, 1998
         AND 2,372,226 SHARES OUTSTANDING AT DECEMBER 31, 1997                             26                              26
       ADDITIONAL PAID-IN CAPITAL                                                      11,188                          11,275
       RETAINED EARNINGS                                                               23,445                          22,133
       ACCUMULATED OTHER COMPREHENSIVE INCOME: FAIR VALUE ADJUSTMENT OF
         SECURITIES AVAILABLE-FOR-SALE, NET OF TAX                                        339                             369
       LESS: UNALLOCATED COMMON STOCK ACQUIRED BY THE ESOP                               (103)                           (103)
                 UNEARNED RESTRICTED STOCK                                               (207)                           (230)
                 COST OF COMMON STOCK IN TREASURY, 214,405
                      SHARES AT JUNE 30, 1998 AND 215,186 SHARES
                      AT DECEMBER 31, 1997                                             (2,851)                         (2,596)
                                                                                -------------                    ------------
                                 TOTAL SHAREHOLDERS' EQUITY                            31,837                          30,874
      COMMITMENTS AND CONTINGENCIES
                                                                                -------------                    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $     434,606                    $    408,308
                                                                                =============                    ============

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      RARITAN BANCORP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30                            JUNE 30
                                                                ----------------------------      --------------------------------
                                                                    1998           1997               1998              1997
                                                                ------------   -------------      -------------    ---------------
INTEREST INCOME:
    INTEREST AND FEES ON REAL ESTATE LOANS                      $     4,661    $     4,168        $     9,080       $     8,095
    INTEREST AND FEES ON OTHER LOANS                                  1,175          1,018              2,276             2,027
    INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES:
          TAXABLE                                                     1,237          1,336              2,623             2,843
          TAX-EXEMPT                                                     12             13                 24                25
    INTEREST ON DEPOSITS IN OTHER BANKS                                 363            267                693               474
                                                                ------------   -------------      -------------    ---------------
          TOTAL INTEREST INCOME                                       7,448          6,802             14,696            13,464
                                                                ------------   -------------      -------------    ---------------
INTEREST EXPENSE:
    INTEREST ON DEPOSIT ACCOUNTS                                      3,557          3,373              7,036             6,639
    INTEREST ON BORROWINGS                                              577            147              1,046               192
                                                                ------------   -------------      -------------    ---------------
          TOTAL INTEREST EXPENSE                                      4,134          3,520              8,082             6,831
                                                                ------------   -------------      -------------    ---------------
    NET INTEREST INCOME                                               3,314          3,282              6,614             6,633

PROVISION FOR LOAN LOSSES                                                75            150                150               300
                                                                ------------   -------------      -------------    ---------------

    NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                             3,239          3,132              6,464             6,333

OTHER INCOME:
    SERVICE CHARGES AND OTHER INCOME                                    324            238                619               415
    GAINS ON NET SECURITIES TRANSACTIONS                                  7             83                  7                83
                                                                ------------   -------------      -------------    ---------------
          TOTAL OTHER INCOME                                            331            321                626               498
                                                                ------------   -------------      -------------    ---------------

OPERATING EXPENSES:
    SALARIES AND EMPLOYEE BENEFITS                                    1,070          1,034              2,160             2,034
    OCCUPANCY EXPENSE                                                   330            190                650               378
    (INCOME FROM) NET COST OF OPERATION OF OTHER REAL ESTATE             (5)            13                 (6)               22
    OTHER OPERATING EXPENSES                                            720            635              1,412             1,269
                                                                ------------   -------------      -------------    ---------------
          TOTAL OPERATING EXPENSES                                    2,115          1,872              4,216             3,703
                                                                ------------   -------------      -------------    ---------------

INCOME BEFORE INCOME TAX EXPENSE                                      1,455          1,581              2,874             3,128
INCOME TAX EXPENSE                                                      429            599                845             1,176
                                                                ------------   -------------      -------------    ---------------
NET INCOME                                                      $     1,026    $       982        $     2,029       $     1,952
                                                                ============   =============      =============    ===============

AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC                                                           2,370,824      2,380,994          2,369,021         2,332,456
                                                                ============   =============      =============    ===============
  DILUTED                                                         2,537,462      2,533,987          2,535,754         2,512,693
                                                                ============   =============      =============    ===============

NET INCOME PER SHARE:
  BASIC                                                         $      0.43    $      0.41        $      0.86       $      0.84
                                                                ============   =============      =============    ===============
  DILUTED                                                       $      0.40    $      0.39        $      0.80       $      0.78
                                                                ============   =============      =============    ===============

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      RARITAN BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED JUNE 30
                                                                                          --------------------------------
                                                                                            1998                    1997
                                                                                          --------                --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                                            $2,029                  $1,952
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        DECREASE (INCREASE) IN ACCRUED INTEREST RECEIVABLE                                    15                     (50)
        AMORTIZATION, NET, ON SECURITIES                                                     144                      74
        PROVISION FOR LOAN LOSSES                                                            150                     300
        GAINS ON NET SECURITIES TRANSACTIONS                                                  (7)                    (83)
        INCREASE IN ACCRUED INTEREST PAYABLE                                                 188                      37
        INCREASE IN ACCRUED EXPENSES                                                       1,222                     310
        (INCREASE) DECREASE IN PREPAID EXPENSES                                              (85)                    103
        DEPRECIATION                                                                         307                     178
        DEFERRED INCOME TAXES                                                                (52)                    117
        INCREASE IN INCOME TAXES PAYABLE                                                    (267)                   (114)
        NET DECREASE, OTHER                                                                 (828)                    (36)
                                                                                       ----------              ----------
             TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                                              $2,816                $2,788

    CASH FLOWS FROM INVESTING ACTIVITIES:
        PROCEEDS FROM CALL AND REPAYMENTS OF SECURITIES AVAILABLE-
          FOR-SALE                                                                         6,547                   5,042
        PROCEEDS FROM SALE OF SECURITIES AVAILABLE-FOR-SALE                                  540                   6,937
        PROCEEDS FROM REPAYMENTS OF INVESTMENT SECURITIES HELD-TO-MATURITY, NET           11,405                   3,681
        PURCHASE OF CORPORATE-OWNED LIFE INSURANCE                                             -                  (7,200)
        NET DISBURSEMENTS FOR LOANS                                                      (35,142)                (18,742)
        CAPITAL EXPENDITURES                                                                (383)                   (197)
                                                                                       ----------              ----------

          NET CASH USED IN INVESTING ACTIVITIES                                                      (17,033)              (10,479)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        NET INCREASE IN DEMAND DEPOSITS, MONEY MARKET
          ACCOUNTS, NOW ACCOUNTS, PRIME PERFORMANCE ACCOUNTS,
          AND SAVINGS ACCOUNTS                                                            14,047                   5,992
        NET DECREASE IN MARKET-RATE CERTIFICATES                                            (201)                 (3,347)
        PROCEEDS FROM ISSUANCE OF COMMON STOCK                                               111                     611
        TREASURY STOCK ACQUIRED, AT COST                                                    (457)                   (154)
        PROCEEDS FROM BORROWINGS                                                          10,000                       -
        CASH DIVIDENDS PAID                                                                 (717)                   (549)
                                                                                       ----------              ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   22,783                 2,553

                                                                                                   ----------            ----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               8,566                (5,138)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              34,016                32,753
                                                                                                   ----------            ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 42,582              $ 27,615
                                                                                                   ==========            ==========

    SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:                                                FOR THE SIX MONTHS ENDED JUNE 30
                                                                                                   --------------------------------
                                                                                                       1998                  1997
                                                                                                   ----------            ----------

    INTEREST PAID                                                                                     $7,894                $6,794
                                                                                                   ==========            ==========

    INCOME TAXES PAID                                                                                 $1,164                $1,173
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

The consolidated balance sheets at June 30, 1998, the consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at June 30, 1998 and for all periods presented have been made.

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options totaling 166,638 and 166,733 for the three and six month periods ended June 30, 1998, respectively, and 152,993 and 180,237 for the three and six month periods ended June 30, 1997, respectively, are included in the diluted weighted-average shares outstanding.

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

Statement 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial financial statements, Statement 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements.

For the three and six month periods ended June 30, 1998, total comprehensive income amounted to $1,037,000 and $1,999,000, respectively, and for the three and six month periods ended June 30, 1997, total comprehensive income amounted to $1,163,000 and $1,903,000, respectively.

Note 2: Securities Available-for-Sale, at fair value, and Investment Securities Held-to-Maturity, net:

The amortized cost of securities and their estimated fair values at June 30, 1998, were as follows:


                                                                          Gross                Gross        Estimated
                                                        Amortized       Unrealized           Unrealized        Fair
                                                           Cost            Gains               Losses          Value
                                                           ----            -----               ------          -----
                                                                                  (Unaudited)
                                                                                (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                             $ 8,164           $ 31               $   -          $ 8,195
Obligations of states and political
  subdivisions                                                645             51                   -              696
Equity security                                               129            160                   -              289
Mortgage-backed securities issued by
  Federal agencies                                         32,248            335                 (38)          32,545
                                                          -----------------------------------------------------------
                                                          $41,186           $577               $ (38)         $41,725
                                                          ===========================================================

Investment securities held-to-maturity, net:
Mortgage-backed securities issued by Federal agencies     $29,863           $  -               $(201)         $29,662
                                                          ===========================================================

The amortized cost of securities and their estimated fair values at December 31, 1997, were as follows:


                                                                          Gross                 Gross        Estimated
                                                        Amortized       Unrealized            Unrealized        Fair
                                                           Cost            Gains                Losses          Value
                                                           ----            -----                ------          -----
                                                                                   (Audited)
                                                                                (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                             $10,157           $ 41               $  (1)         $10,197
Obligations of states and political
  subdivisions                                                695             52                   -              747
Equity security                                               129            129                   -              258
Mortgage-backed securities issued by
  Federal agencies                                         37,390            384                 (25)          37,749
                                                          -----------------------------------------------------------
                                                          $48,371           $606               $ (26)         $48,951
                                                          ===========================================================

Investment securities held-to-maturity, net:
Mortgage-backed securities issued by Federal agencies     $41,307           $ 15               $(403)         $40,919
                                                          ===========================================================

During the three and six month periods ending June 30, 1998, the Corporation sold a security which was classified as available-for-sale in the amount of $540,000 at a gross gain of $6,000. In addition, a security classified as available-for-sale in the amount of $50,000 was called at a gross gain of $1,000.

During the six month period ending June 30, 1997, the Corporation sold securities which were classified as available-for-sale in the amount of $6,937,000 at a gross gain of $78,000. In addition, securities classified as available-for-sale in the amount of $2,015,000 were called at a gross gain of $5,000.


Note 3:  Loans and Allowance for Loan Losses:
 Loans are summarized as follows:

                                  June 30, 1998             December 31, 1997
                                  -------------             -----------------
                                   (Unaudited)                  (Audited)
                                               (In thousands)

Real estate:
   Conventional                     $280,023                      $246,438
   Construction                        8,657                         8,695
                                    --------------------------------------
                                     288,680                       255,133
Consumer Loans                         7,361                         7,235
Commerical Loans                       6,852                         5,396
                                    --------------------------------------
                                    $302,893                      $267,764
                                    ======================================

The activity in the allowance for loan losses follows:


                                               Three Months Ended June 30   Six Months Ended June 30
                                               --------------------------   ------------------------
                                                1998                1997     1998               1997
                                                ----                ----     ----               ----
                                                      (Unaudited)                  (Unaudited)
                                                    (In thousands)               (In thousands)
Balance at beginning of period                  $3,378            $3,127     $3,305           $2,965
Provision charged to operations                     75               150        150              300
Charge-offs                                         (8)            (136)       (13)            (139)
Recoveries                                          14               131         17              146
                                                ------------------------     -----------------------
Balance at end of period                        $3,459            $3,272     $3,459           $3,272
                                                ========================     =======================

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,915,000 and $1,091,000 at June 30, 1998 and December 31, 1997, respectively, as follows:


                                            June 30, 1998                          December 31, 1997
                                            -------------                          -----------------
                                       Number            Amount                Number             Amount
                                      of Loans       (In thousands)           of Loans        (In thousands)
                                      --------       --------------           --------        --------------
Description:                                 (Unaudited)                              (Audited)
First mortgage loans                     8              $  740                    6              $  569
Home equity loans                        1                  12                    -                   -
Second mortgage loans                    -                   -                    1                  54
Consumer loans                           1                  10                    1                  11
Commercial loan                          1                 173                    -                   -
Loans with modified terms                4                 576                    2                 177
Matured loans                            3                 341                    1                  94
                                      ----------------------------------------------------------------------
 Total non-performing loans             18               1,852                   11                 905
Real estate acquired by
 foreclosure                             -                   -                    1                  40
                                      ----------------------------------------------------------------------
                                        18               1,852                   12                 945
Non-accrual loans less
 than 90 days delinquent                 3                  63                    1                 146
                                      ----------------------------------------------------------------------
                                        21              $1,915                   13              $1,091
                                      ======================================================================

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $37,000 and $71,000 for the second quarter and first six months of 1998, compared to $22,000 and $60,000, respectively, for the corresponding 1997 periods.

At June 30, 1998 and December 31, 1997, the Corporation had impaired loans totaling $1,852,000 and $905,000, respectively. The Corporation calculated a total allowance for impaired loans of $316,000 and $157,000 at June 30, 1998 and December 31, 1997, respectively. Impaired loans averaged $1,936,000 and $1,532,000 for the three and six month periods ended June 30, 1998, respectively, compared to $1,232,000 and $1,237,000 for the comparable 1997 periods. There was no interest income collected on impaired loans for the three and six month periods ending June 30, 1998. Interest income totaling $9,000 and $19,000 was recognized, all on a cash basis, on impaired loans for the three and six month periods ended June 30, 1997, respectively.

Note 4:  Recently Issued Accounting Pronouncements:

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information in changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain required disclosures of previous accounting pronouncements.

Statement 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. As Statement 132 affects disclosure requirements, it is not expected to have an impact on the financial statements of the Corporation.

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 supercedes the disclosure requirements in Statements No. 80, 105, and 119. This statement is effective for periods after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1998, the Corporation's total assets increased to $434.6 million from $408.3 million at December 31, 1997. Net loans increased to $299.8 million at June 30, 1998 from $264.4 million at December 31, 1997, as loan disbursements
exceeded repayments by $35.4 million.   Deposits increased to $350.9 million at
June 30, 1998 from $337.1 at December 31, 1997. Deposits inflows, exclusive of interest credited, exceeded outflows by $6.8 million during the first six months of 1998.

Non-performing loans (over 90 days delinquent) and non-accrual loans less than 90 days delinquent totaled $1,915,000 or 0.64% of total net loans plus real estate acquired by foreclosure at June 30, 1998, compared to $1,091,000 or 0.41% of total net loans plus real estate acquired by foreclosure at December 31, 1997. There was no real estate acquired by foreclosure at June 30, 1998.

During the three and six month periods ended June 30, 1998 the Corporation added $75,000 and $150,000 to the allowance for loan losses compared to $150,000 and $300,000 during the corresponding periods in 1997. The decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at June 30, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral, and potential charge-offs.



Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,915,000 and $1,091,000 at June 30, 1998 and December 31, 1997, respectively, as follows:

                                    June 30, 1998            December 31, 1997
                                 -----------------          -------------------
                                 Number      Amount         Number     Amount
                                 of Loans   (In thousands)  of Loans  (In thousands)
                                 --------   --------------  --------  --------------
Description:                          (Unaudited)               (Audited)
First mortgage loans                  8        $  740          6          $569
Home equity loans                     1            12          -             -
Second mortgage loans                 -             -          1            54
Consumer loans                        1            10          1            11
Commercial loan                       1           173          -             -
Loans with modified terms             4           576          2           177
Matured loans                         3           341          1            94
                                 ---------------------------------------------
 Total non-performing loans          18         1,852         11           905
Real estate acquired by
 foreclosure                          -             -          1            40
                                 ---------------------------------------------
                                     18         1,852         12           945
Non-accrual loans less
 than 90 days delinquent              3            63          1           146
                                 ---------------------------------------------
                                     21        $1,915         13        $1,091
                                 =============================================

Of the eighteen non-performing loans at June 30, 1998 seventeen ($1.842 million) are collateralized by real estate and one ($10,000) is unsecured. Of the three non-accrual loans (less than 90 days delinquent), one is secured by real estate ($38,000) and two ($25,000) are unsecured.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,375,000 has been allocated to such loans, together with a general allowance of $2,084,000 on the remaining loan portfolio taken as a whole. During the quarter and six months ended June 30, 1998 loans totaling $8,000 and $13,000, respectively, were charged off, compared to $136,000 and $139,000 for the corresponding 1997 periods.

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

Shareholders' equity totaled $31.8 million, or $13.42 per share at June 30, 1998, compared to $30.9 million, or $13.01 per share at December 31, 1997. The increase in shareholders' equity is the result of net income totaling $2,029,000 for the six months ended June 30, 1998, $27,000 in amortization of a restricted stock award, the issuance of 16,700 shares of common stock for $111,000 via the exercise of stock options, partially offset by dividends paid to shareholders of $717,000, a decrease in the fair value adjustment of securities available-for-sale of $30,000, and the repurchase of 15,919 shares of the Corporation's common stock for $457,000.



Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $1,026,000 for the second quarter of 1998 compared to $982,000 for the second quarter of 1997, an increase of 4.5%. For the first six months of 1998, net income was $2,029,000 compared to $1,952,000 for the corresponding period in 1996, an increase of 3.9%.

Net interest income increased slightly for the second quarter of 1998 to $3,314,000 from $3,282,000 a year earlier and decreased moderately for the first six months of 1998 to $6,614,000 from $6,633,000 for the comparable period in 1997 as declining interest rate spreads compressed new loan yields and deposit costs. The net interest spread for the second quarter of 1998 decreased to 2.88% from 3.20% a year earlier, offset by an increase in average net earning assets to $38.8 million from $38.2 million a year earlier. The net interest spread for the first six months of 1998 decreased to 2.93% from 3.26% a year earlier, together with a decrease in average net earning assets to $38.0 million from $39.2 million a year earlier. The comparable decline in net interest income was also affected by the sale, in April, 1997, of mortgage-backed securities (classified as available-for-sale) totaling $6.9 million with a weighted average yield of 7.08% with the proceeds invested in a corporate-owned life insurance policy whose cash surrender value is being reflected in service charges and other income in the Consolidated Statements of Income.

Net interest income for the first quarter of 1998 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $37,000 and $71,000 for the second quarter and first six months of 1998, compared to $22,000 and $60,000, respectively, for the corresponding 1997 periods.

The provision for loan losses for the first quarter of 1998 was $75,000 compared to $150,000 for the corresponding 1997 period. As described in the discussion of the Corporation's financial condition, the decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at June 30, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral, and potential charge-offs.

Management calculated the provision based on a review of the required allowance at June 30, 1998. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,375,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,084,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other income for the second quarter of 1998 increased to $331,000 from $321,000 for the corresponding 1997 period, primarily as a result of the increase in the cash surrender value of the aforementioned corporate-owned life insurance totaling $113,000 for 1998 versus $29,000 for 1997, offset by a decrease in gains on net securities transactions to $7,000 from $83,000 a year earlier. Other income for the first six months of 1998 increased to $626,000 from $498,000 for the corresponding 1997 period, primarily as a result of the increase in the cash surrender value of the aforementioned corporate-owned life insurance totaling $225,000 for 1998 versus $29,000 for 1997, offset by a decrease in gains on net securities transactions to $7,000 from $83,000 a year earlier.

Operating expenses for the second quarter and first six months of 1998 were $2.1 million and $4.2 million, respectively, compared to $1.9 million and $3.7
million for the corresponding periods in 1997.   Salaries and employee benefits
increased $36,000, or 3.5%, to $1,070,000 for the second quarter of 1998 from $1,034,000 for the comparable quarter in 1997, and increased $126,000, or 6.2%, to $2.2 million for the first six months of 1998 from $2.0 million for the corresponding period in 1997. The addition of five employees in the new Bridgewater, New Jersey banking office together with normal merit and cost of living adjustments contributed to the increase. Occupancy expense for the second quarter and first six months of 1998 were $330,000 and $650,000, respectively, compared to $190,000 and $378,000 for the comparable 1997 periods The increases were primarily as the result of the costs associated with leasing the new corporate headquarters and aforementioned banking office in Bridgewater, New Jersey, This location became operational in December, 1997. Other operating expenses increased $85,000, or 13.4%, to $720,000, for the second quarter of 1998 compared to $635,000 for the comparable 1997 quarter, and increased $143,000 to $1.4 million for the first six months of 1998 from $1.3 million for the comparable 1997 quarter primarily as a result of increases in furniture and fixture, legal, and marketing expenses.

The amount of income tax expense for the second quarter of 1998 was $429,000 compared to $599,000 for the second quarter of 1997 and was $845,000 for the first six months of 1998 compared to $1.176,000 for the comparable 1997 period. The reduced tax rate for 1998 is primarily the result of the tax effect of the increase in the cash surrender value of corporate-owned life insurance (which was purchased in June, 1997) and a reduction in the deferred tax asset valuation account.

The Corporation's annualized return on average total assets and average shareholders' equity was .97% and 12.86%, respectively, for the second quarter of 1998, compared to 1.05% and 13.27%, respectively, for the comparable period in 1997. For the first six months of 1998, the annualized return on average total assets and average shareholders' equity was .97% and 12.83%, respectively, compared to 1.05% and 13.39%, respectively.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, borrowings, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At June 30, 1998, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $35.4 million which represents 8.1% of total assets.

The Corporation's main liquidity demands come from loan disbursements which
totaled approximately $70.3 million for the first six months of 1998.   At June
30, 1998 outstanding commitments to extend credit totaled $54.7 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan Bank of New York which can provide additional funds, if needed. At June 30, 1998, this borrowing capacity totaled $40.7 million.


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

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                           June 30, 1998
                                           -------------
                                      Required  Actual  Excess
                                      --------  ------  ------
THE CORPORATION:
 Risk-based capital:
  Tier 1                                4.00%   11.611%  7.611%
  Total                                 8.00    12.862   4.862
 Leverage capital ratio                 4.00      7.28    3.28

THE BANK:
 Risk-based capital:
  Tier 1                                4.00    11.585   7.585
  Total                                 8.00    12.836   4.836
 Leverage capital ratio                 4.00      7.26    3.26


Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosrues about market risk from the end of the prior year to the date of the most recent interim balance sheet (June 30, 1998).

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






                                                RARITAN BANCORP INC.
                                                --------------------
                                                     (Registrant)




Date:  July 27, 1998                       By:     /s/ Arlyn D. Rus
                                                   ----------------

                                                       Arlyn D. Rus
                                                       Chairman, President and
                                                       Chief Executive Officer
                                                       Director


Date: July 27, 1998                        By:     /s/ Thomas F. Tansey
                                                   --------------------
                                                       Thomas F. Tansey
                                                       Executive Vice President
                                                       Chief Operating Officer &
                                                       Treasurer
                                                       Director