Form 10-Q
period 1998-09-30
RARITAN BANCORP INC
filed 1998-11-13
CIK 811434

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30,1998

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

                     Applicable only to corporate issuers:

     As of October 27, 1998, 2,460,781 common shares, $.01 par value per share were outstanding.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RARITAN BANCORP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,1998   DECEMBER 31, 1997
                                                                               (UNAUDITED)          (AUDITED)
                                                                           -----------------   -----------------
ASSETS

     CASH AND DUE FROM BANKS                                                   $   9,454            $   7,316
     FEDERAL FUNDS SOLD                                                           44,500               26,700
                                                                               ---------            ---------
                 TOTAL CASH AND CASH EQUIVALENTS                                  53,954               34,016
     SECURITIES AVAILABLE-FOR-SALE, AT FAIR VALUE                                 33,403               48,951
     INVESTMENT SECURITIES HELD-TO-MATURITY, net  (FAIR VALUE: $23,616
       AT SEPTEMBER 30, 1998 AND $40,919 AT DECEMBER 31, 1997)                    23,645               41,307
     LOANS                                                                       305,760              267,764
       PLUS: NET UNAMORTIZED COSTS (FEES)                                            393                  (64)
       LESS: ALLOWANCE FOR LOAN LOSSES                                             3,774                3,305
                                                                               ---------            ---------

                                 NET LOANS                                       302,379              264,395
                                                                               ---------            ---------

     BANKING PREMISES AND EQUIPMENT, NET                                           5,824                5,861
     FEDERAL HOME LOAN BANK of NEW YORK STOCK, at COST                             2,672                2,672
     ACCRUED INTEREST RECEIVABLE                                                   2,034                2,070
     OTHER ASSETS                                                                  9,644                9,036
                                                                               ---------            ---------

     TOTAL ASSETS                                                              $ 433,555            $ 408,308
                                                                               =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY

     DUE TO DEPOSITORS:
       INTEREST-BEARING                                                        $ 332,385            $ 312,719
       NON-INTEREST-BEARING                                                       27,106               24,365
                                                                               ---------            ---------
                                 TOTAL DEPOSITS                                  359,491              337,084
     BORROWINGS                                                                   35,000               35,103
     ACCRUED INTEREST PAYABLE                                                        518                  155
     ACCRUED EXPENSES
       AND OTHER LIABILITIES                                                       4,963                5,092
                                                                               ---------            ---------

                                 TOTAL LIABILITIES                               399,972              377,434
                                                                               ---------            ---------

     SHAREHOLDERS' EQUITY:
       PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
         SHARES AUTHORIZED; NONE ISSUED                                               --                   --
       COMMON STOCK, $.01 PAR VALUE, 6,500,000
         SHARES AUTHORIZED AT SEPTEMBER 30, 1998 AND
         3,500,000 SHARES AUTHORIZED AT DECEMBER 31, 1997;
         2,587,412 SHARES ISSUED AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
         WITH 2,455,931 SHARES OUTSTANDING AT SEPTEMBER 30, 1998
         AND 2,372,226 SHARES OUTSTANDING AT DECEMBER 31, 1997                        26                   26
      ADDITIONAL PAID-IN CAPITAL                                                  11,280               11,275
      RETAINED EARNINGS                                                           23,762               22,133
      ACCUMULATED OTHER COMPREHENSIVE INCOME: FAIR VALUE ADJUSTMENT OF
         SECURITIES AVAILABLE-FOR-SALE, NET OF TAX                                   458                  369
      LESS: UNALLOCATED COMMON STOCK ACQUIRED BY THE ESOP                             --                 (103)
                 UNEARNED RESTRICTED STOCK                                          (195)                (230)
                 COST OF COMMON STOCK IN TREASURY, 131,481
                      SHARES AT SEPTEMBER 30, 1998 AND 215,186 SHARES
                      AT DECEMBER 31, 1997                                        (1,748)              (2,596)
                                                                               ---------            ---------
                                 TOTAL SHAREHOLDERS' EQUITY                       33,583               30,874
      COMMITMENTS AND CONTINGENCIES
                                                                               ---------            ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 433,555            $ 408,308
                                                                               =========            =========

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       RARITAN BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30                SEPTEMBER 30
                                                               -------------------------   --------------------------

                                                                   1998          1997          1998          1997
                                                               ------------  -----------   -----------   -----------

INTEREST INCOME:
    INTEREST AND FEES ON REAL ESTATE LOANS                     $     4,867   $     4,226   $    13,947   $    12,321
    INTEREST AND FEES ON OTHER LOANS                                 1,190         1,030         3,466         3,057
    INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES:
          TAXABLE                                                      973         1,268         3,596         4,111
          TAX-EXEMPT                                                    11            12            35            37
    INTEREST ON DEPOSITS IN OTHER BANKS                                586           336         1,279           810
                                                               -----------   -----------   -----------   -----------

          TOTAL INTEREST INCOME                                      7,627         6,872        22,323        20,336
                                                               -----------   -----------   -----------   -----------



INTEREST EXPENSE:
    INTEREST ON DEPOSIT ACCOUNTS                                     3,696         3,448        10,732        10,087
    INTEREST ON BORROWINGS                                             588           229         1,634           421
                                                               -----------   -----------   -----------   -----------

          TOTAL INTEREST EXPENSE                                     4,284         3,677        12,366        10,508
                                                               -----------   -----------   -----------   -----------

    NET INTEREST INCOME                                              3,343         3,195         9,957         9,828

PROVISION FOR LOAN LOSSES                                               75           150           225           450
                                                               -----------   -----------   -----------   -----------

    NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                            3,268         3,045         9,732         9,378


OTHER INCOME:
    SERVICE CHARGES AND OTHER INCOME                                   322           302           941           717
    GAINS ON NET SECURITIES TRANSACTIONS                                34             7            41            90
    NET GAINS (LOSSES) ON DISPOSAL OF PREMISES AND EQUIPMENT           160            --           158           (11)
                                                               -----------   -----------   -----------   -----------
          TOTAL OTHER INCOME                                           516           309         1,140           796
                                                               -----------   -----------   -----------   -----------


OPERATING EXPENSES:
    SALARIES AND EMPLOYEE BENEFITS                                   1,079         1,055         3,239         3,089
    OCCUPANCY EXPENSE                                                  333           181           983           559
    OTHER OPERATING EXPENSES                                           678           621         2,082         1,901
                                                               -----------   -----------   -----------   -----------

          TOTAL OPERATING EXPENSES                                   2,090         1,857         6,304         5,549
                                                               -----------   -----------   -----------   -----------


INCOME BEFORE INCOME TAX EXPENSE                                     1,694         1,497         4,568         4,625
INCOME TAX EXPENSE                                                     513           530         1,358         1,706
                                                               -----------   -----------   -----------   -----------

NET INCOME                                                     $     1,181   $       967   $     3,210   $     2,919
                                                               ===========   ===========   ===========   ===========

AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC                                                          2,370,763     2,376,660     2,369,608     2,347,352
                                                               ===========   ===========   ===========   ===========
  DILUTED                                                        2,531,168     2,532,544     2,537,417     2,530,261
                                                               ===========   ===========   ===========   ===========

NET INCOME PER SHARE:
  BASIC                                                        $      0.50   $      0.41   $      1.35   $      1.24
                                                               ===========   ===========   ===========   ===========
  DILUTED                                                      $      0.47   $      0.38   $      1.27   $      1.15
                                                               ===========   ===========   ===========   ===========

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       RARITAN BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                            -------------------------
                                                                                1998          1997
                                                                            ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                    $  3,210      $  2,919
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
  PROVIDED BY OPERATING ACTIVITIES:
    DECREASE (INCREASE) IN ACCRUED INTEREST RECEIVABLE                              36          (197)
    AMORTIZATION ON SECURITIES, NET                                                139           110
    PROVISION FOR LOAN LOSSES                                                      225           450
    GAINS ON NET SECURITIES TRANSACTIONS                                           (41)          (90)
    INCREASE IN ACCRUED INTEREST PAYABLE                                           363           101
   (DECREASE) INCREASE IN ACCRUED EXPENSES                                        (185)          445
    DECREASE IN PREPAID EXPENSES                                                    31           183
    DEPRECIATION                                                                   465           265
    DEFERRED INCOME TAXES                                                         (269)          230
    INCREASE (DECREASE) IN INCOME TAXES PAYABLE                                    141          (245)
    NET (DECREASE) INCREASE, OTHER                                                (561)          354
                                                                              --------      --------
         TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                          $  3,554      $  4,525

CASH FLOWS FROM INVESTING ACTIVITIES:
    PROCEEDS FROM CALL AND REPAYMENTS OF SECURITIES AVAILABLE-
      FOR-SALE                                                                  15,073         8,394
    PROCEEDS FROM SALE OF SECURITIES AVAILABLE-FOR-SALE                            574         6,944
    PROCEEDS FROM REPAYMENTS OF INVESTMENT SECURITIES HELD-TO-MATURITY, NET     17,612         6,560
    PURCHASE OF SECURITIES AVAILABLE-FOR-SALE                                       --       (20,322)
    PURCHASE OF CORPORATE-OWNED LIFE INSURANCE                                      --        (7,200)
    NET DISBURSEMENTS FOR LOANS                                                (38,019)      (26,748)
    CAPITAL EXPENDITURES                                                          (428)       (1,046)
                                                                              --------      --------

      NET CASH USED IN INVESTING ACTIVITIES                                     (5,188)      (33,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET INCREASE IN DEMAND DEPOSITS, MONEY MARKET
      ACCOUNTS, NOW ACCOUNTS, PRIME PERFORMANCE ACCOUNTS,
      AND SAVINGS ACCOUNTS                                                      22,945         9,157
    NET DECREASE IN MARKET-RATE CERTIFICATES                                      (538)       (4,425)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                                         795           611
    TREASURY STOCK ACQUIRED, AT COST                                              (455)       (1,063)
    PROCEEDS FROM BORROWINGS                                                        --        25,000
    REPAYMENT OF BORROWINGS                                                       (103)          (51)
    CASH DIVIDENDS PAID                                                         (1,072)         (840)
                                                                              --------      --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                 21,572        28,389

                                                                              --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            19,938          (504)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            34,016        32,753
                                                                              --------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 53,954      $ 32,249
                                                                              ========      ========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
                                                                            FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                            -------------------------
                                                                                1998          1997
                                                                            ------------  -----------
INTEREST PAID                                                                 $ 12,003      $ 10,407
                                                                              ========      ========
INCOME TAXES PAID                                                             $  1,486      $  1,721
                                                                              ========      ========

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

The consolidated balance sheet at September 30, 1998, the consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by the Corporation without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and changes in cash flows at September 30, 1998 and for all periods presented have been made.

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Options totaling 160,405 and 167,809 for the three and nine month periods ended September 30, 1998, respectively, and 155,884 and 182,909 for the three and nine month periods ended September 30, 1997, respectively, are included in the diluted weighted-average shares outstanding.

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

For the three and nine month periods ended September 30, 1998, total comprehensive income amounted to $1,300,000 and $3,299,000, respectively, and for the three and nine month periods ended September 30, 1997, total comprehensive income amounted to $1,027,000 and $2,930,000, respectively.

Note 2: Securities Available-for-Sale, at fair value, and Investment Securities Held-to-Maturity, net: The amortized cost of securities and their estimated fair values at September 30, 1998, were as follows:

                                                                      Gross       Gross      Estimated
                                                         Amortized  Unrealized  Unrealized      Fair
                                                           Cost       Gains       Losses        Value
                                                           ----       -----       ------        -----
                                                                         (Unaudited)
                                                                        (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities                                   $ 2,200       $  15     $  -         $ 2,215
Obligations of states and political
  subdivisions                                                 645          59        -             704
Equity security                                                129         176        -             305
Mortgage-backed securities issued by
  Federal agencies                                          29,701         494      (16)         30,179
                                                           --------------------------------------------
                                                           $32,675       $ 744     $(16)        $33,403
                                                           ============================================

Investment securities held-to-maturity, net:
Mortgage-backed securities issued by Federal agencies      $23,645       $  26     $(55)        $23,616
                                                           ============================================

The amortized cost of securities and their estimated fair values at December 31, 1997, were as follows:

                                                                       Gross       Gross      Estimated
                                                         Amortized   Unrealized  Unrealized      Fair
                                                           Cost        Gains       Losses        Value
                                                           ----        -----       ------        -----
                                                                         (Unaudited)
                                                                        (In thousands)
Securities available-for-sale, at fair value:
U.S. Treasury securities and obligations
  of U.S. Government agencies                            $10,157       $  41        $    (1)    $10,197
Obligations of states and political
  subdivisions                                               695          52              -         747
Equity security                                              129         129              -         258
Mortgage-backed securities issued by
  Federal agencies                                        37,390         384            (25)     37,749
                                                         ----------------------------------------------
                                                         $48,371       $ 606        $   (26)    $48,951
                                                         ==============================================
Investment securities held-to-maturity, net:
Mortgage-backed securities issued by Federal
 agencies                                                $41,307       $  15        $  (403)    $40,919
                                                         ==============================================

For the three months ended September 30, 1998, securities classified as available-for-sale in the amount of $3,966,000 were called at a gross gain of $34,000. For the nine months ended September 30, 1998, securities classified as available-for-sale in the amount of $4,016,000 were called at a gross gain of $41,000. During the nine month period ending September 30, 1997, the Corporation sold securities which were classified as available-for-sale in the amount of $6,944,000 at a gross gain of $78,000. In addition, securities classified as available-for-sale in the amount of $4,005,000 were called at a gross gain of $12,000.

During the nine month period ending September 30, 1997, the Corporation sold securities which were classified as available-for-sale in the amount of $6,944,000 at a gross gain of $78,000. In addition, securities classified as available-for-sale in the amount of $4,005,000 were called at a gross gain of $12,000.

Note 3:  Loans and Allowance for Loan Losses:
 Loans are summarized as follows:

                                                                  September 30, 1998    December 31, 1997
                                                                  ------------------    -----------------
                                                                      (Unaudited)           (Audited)
                                                                              (In thousands)
Real estate:
     Conventional                                                       $281,979             $246,438
     Construction                                                          8,445                8,695
                                                                        -----------------------------
                                                                         290,424              255,133
Consumer Loans                                                             8,299                7,235
Commercial  and OtherLoans                                                 7,037                5,396
                                                                        -----------------------------
                                                                        $305,760             $267,764
                                                                        =============================

The activity in the allowance for loan losses follows:

                                                                      Three Months                  Nine Months
                                                                   Ended September 30            Ended September 30
                                                                   ------------------            ------------------
                                                                  1998            1997          1998            1997
                                                                  ----            ----          ----            ----
                                                                       (Unaudited)                   (Unaudited)
                                                                      (In thousands)                (In thousands)
 Balance at beginning of period                                 $3,459        $  3,272        $3,305        $  2,965
 Provision charged to operations                                    75             150           225             450
 Charge-offs                                                       (10)           (116)          (23)           (255)
 Recoveries                                                        250               4           267             150
                                                                ----------------------------------------------------
 Balance at end of period                                       $3,774        $  3,310        $3,774        $  3,310
                                                                ====================================================

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,484,000 and $1,091,000 at September 30, 1998 and December 31, 1997, respectively, as follows:

                                                      September 30, 1998             December 31, 1997
                                                      -------------------            ------------------
                                                   Number         Amount          Number          Amount
                                                  of Loans    (In thousands)     of Loans     (In thousands)
                                                  --------    --------------     --------     --------------
Description:                                           (Unaudited)                      (Audited)
First mortgage loans                                     3        $  332                6        $  569
Home equity loans                                        2            34                -             -
Second mortgage loans                                    -             -                1            54
Consumer loans                                           1            23                1            11
Loans with modified terms                                4           564                2           177
Matured loans                                            4           329                1            94
                                                    ---------------------------------------------------
 Total non-performing loans                             14         1,282               11           905
Real estate acquired by foreclosure                      -             -                1            40
                                                    ---------------------------------------------------
                                                        14         1,282               12           945
Non-accrual loans less than 90 days delinquent           3           202                1           146
                                                    ---------------------------------------------------
                                                        17        $1,484               13        $1,091
                                                    ===================================================

The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $13,000 and $84,000 for the third quarter and first nine months of 1998, compared to $31,000 and $91,000, respectively, for the corresponding 1997 periods.

At September 30, 1998 and December 31, 1997, the Corporation had impaired loans totaling $1,282,000 and $905,000, respectively. The Corporation calculated a total allowance for impaired loans of $264,000 and $157,000 at September 30, 1998 and December 31, 1997, respectively. Impaired loans averaged $1,526,000 and $1,498,000 for the three and nine month periods ended September 30, 1998, respectively, compared to $1,411,000 and $1,330,000 for the comparable 1997 periods. Interest income totaling $1,000 and $3,000 was recognized, all on a cash basis, on impaired loans for the three and nine month periods ended September 30, 1998, compared to $11,000 and $30,000 for the comparable 1997 periods, respectively.

Note 4: On September 22, 1998, the Corporation entered into a definitive agreement in which United National Bancorp ("United National"), headquartered in Bridgewater, New Jersey, will acquire the Corporation in a tax-free exchange of stock. Under the terms of the merger agreement, which was approved by the board of directors of both the Corporation and United National, the Corporation's shareholders will receive 1.45 shares of United National's common stock for each share of the Corporation's common stock. United National paid a 10% stock dividend on November 2, 1998 causing the exchange ratio to be adjusted to 1.595. For this transaction, United National received a share option to purchase 19.9% of Raritan stock exercisable under certain limited circumstances.

The transaction, which is expected to be completed during the first quarter of 1999, is conditioned upon receiving necessary regulatory approvals and the approval of shareholders from both the Corporation and United National.

Note 5:  Recently Issued Accounting Pronouncements:

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

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supercedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement is effective for periods after September 15, 1999. The Adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to have a material impact on the financial position of the Corporation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1998, the Corporation's total assets increased to $433.6 million from $408.3 million at December 31, 1997. Net loans increased to $302.4 million at September 30, 1998 from $264.4 million at December 31, 1997, as loan
disbursements exceeded repayments by $38.0 million.   Deposits increased to
$359.5 million at September 30, 1998 from $337.1 at December 31, 1997. Deposits inflows, exclusive of interest credited, exceeded outflows by $11.7 million during the first nine months of 1998.

Non-performing loans (over 90 days delinquent) and non-accrual loans less than 90 days delinquent totaled $1,484,000 or 0.49% of total net loans plus real estate acquired by foreclosure at September 30, 1998, compared to $1,091,000 or 0.41% of total net loans plus real estate acquired by foreclosure at December 31, 1997. There was no real estate acquired by foreclosure at September 30, 1998.

During the three and nine month periods ended September 30, 1998 the Corporation added $75,000 and $225,000 to the allowance for loan losses compared to $150,000 and $450,000 during the corresponding periods in 1997. The decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at September 30, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral and potential charge-offs.

Non-performing loans (over 90 days delinquent), real estate acquired by foreclosure (included in Other Assets) and non-accrual loans less than 90 days delinquent totaled $1,484,000 and $1,091,000 at September 30, 1998 and December 31, 1997, respectively, as follows:

                                                     September 30, 1998            December 31, 1997
                                                     ------------------            -----------------
                                                   Number         Amount         Number          Amount
                                                  of Loans    (In thousands)    of Loans     (In thousands)
                                                  --------    --------------    ---------    --------------
Description:                                           (Unaudited)                     (Audited)

First mortgage loans                                   3          $  332             6          $  569
Home equity loans                                      2              34             -               -
Second mortgage loans                                  -               -             1              54
Consumer loans                                         1              23             1              11
Loans with modified terms                              4             564             2             177
Matured loans                                          4             329             1              94
                                                     -------------------------------------------------
 Total non-performing loans                           14           1,282            11             905
Real estate acquired by foreclosure                    -               -             1              40
                                                     -------------------------------------------------
                                                      14           1,282            12             945
Non-accrual loans less than 90 days delinquent         3             202             1             146
                                                     -------------------------------------------------
                                                      17          $1,484            13          $1,091
                                                     =================================================

Of the fourteen non-performing loans at September 30, 1998, twelve ($1.253 million) are collateralized by real estate, one ($6,000) is secured by stock and one ($23,000) is unsecured. Of the three non-accrual loans (less than 90 days delinquent), two are secured by real estate ($128,000) and one ($74,000) is unsecured.

Based on a review of each individual non-performing loan and non-accrual loan less than 90 days delinquent, and loans rated loss, doubtful, substandard and special mention according to regulatory definition, a specific allowance of $1,297,000 has been allocated to such loans, together with a general allowance of $2,477,000 on the remaining loan portfolio taken as a whole. During the quarter and nine months ended September 30, 1998 loans totaling $10,000 and $23,000, respectively, were charged off, compared to $116,000 and $255,000 for the corresponding 1997 periods.

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

Shareholders' equity totaled $33.6 million, or $13.67 per share at September 30, 1998, compared to $30.9 million, or $13.01 per share at December 31, 1997. The increase in shareholders' equity is the result of net income totaling $3,210,000 for the nine months ended September 30, 1998, $39,000 in amortization of a restricted stock award, the issuance of 99,624 shares of common stock for $795,000 via the exercise of stock options, a decrease of $103,000 in the ESOP debt, an increase in the fair value adjustment of securities available-for-sale of $89,000, partially offset by dividends paid to shareholders of $1,072,000, and the repurchase of 15,919 shares of the Corporation's common stock for $455,000.


Results of Operations:

Raritan Bancorp Inc. and its subsidiary recorded net income of $1,181,000 for the third quarter of 1998 compared to $967,000 for the third quarter of 1997, an increase of 22.1%. For the first nine months of 1998, net income was $3,210,000 compared to $2,919,000 for the corresponding period in 1997, an increase of 10.0%.

Net interest income increased for the third quarter of 1998 to $3,343,000 from $3,195,000 a year earlier and also increased for the first nine months of 1998 to $9,957,000 from $9,828,000 for the comparable period in 1997 as a result of increased loan disbursement volume partially offset by declining interest rate spreads. Average net earning assets for the third quarter of 1998 increased to $40.7 million from $35.0 million a year earlier, partially offset by a decrease in the net interest spread to 2.80% from 3.10% a year earlier. Average net earning assets for the first nine months of 1998 increased to $39.0 million from $37.8 million a year earlier, partially offset by a decrease in the net interest spread to 2.89% from 3.21% a year earlier. Net interest income was also affected by the sale, in April, 1997, of mortgage-backed securities (classified as available-for-sale) totaling $6.9 million with a weighted average yield of 7.08% with the proceeds invested in a corporate-owned life insurance policy whose increase in cash surrender value is being reflected in service charges and other income in the Consolidated Statements of Income.

Net interest income for the first quarter of 1998 was also affected by the loss of interest on non-performing loans, non-accrual loans and real estate acquired by foreclosure. Generally, when a loan becomes more than thirty days delinquent, the Corporation ceases to accrue income and deducts interest income on that loan which had previously been accrued into interest income for such period of time. The loss of interest on loans charged-off, non-performing loans, real estate acquired by foreclosure and non-accrual loans less than 90 days delinquent totaled approximately $13,000 and $84,000 for the third quarter and first nine months of 1998, compared to $31,000 and $91,000, respectively, for the corresponding 1997 periods.

The provision for loan losses for the third quarter and first nine months of 1998 was $75,000 and $225,000, respectively, compared to $150,000 and $450,000 for the corresponding 1997 periods. As described in the discussion of the Corporation's financial condition, the decreased provision was the result of reviewing the collectibility of all non-performing loans and "watch list" loans (loans on the "watch list" include performing loans rated substandard and special mention) at September 30, 1998. In addition, the entire loan portfolio was reviewed for volume, quality, maturity, adequacy of collateral, and potential charge-offs.

Management calculated the provision based on a review of the required allowance at September 30, 1998. All non-performing loans and loans rated loss, doubtful, substandard and special mention according to regulatory definition were reviewed and a specific allowance of $1,297,000 was determined to be adequate by comparing the existing loan balances with the value of supporting collateral. A review of the remaining loan portfolio was made and a general allowance of approximately $2,477,000 was deemed reasonable and was established by assigning risk factors to the various loan categories based on the collateral securing the appropriate loans and historical trends.

Other income for the third quarter of 1998 increased to $516,000 from $309,000 for the corresponding 1997 period, primarily as a result of a gain of $168,000 from the sale of bank property in Manville, New Jersey. Other income for the first nine months of 1998 increased to $1,140,000 from $796,000 for the corresponding 1997 period, primarily as a result of the increase in the cash surrender value of the aforementioned corporate-owned life insurance totaling $320,000 for 1998 versus $138,000 for 1997, together with the previously-mentioned $168,000 gain on the sale of bank property in Manville, New Jersey.

Operating expenses for the third quarter and first nine months of 1998 were $2.1 million and $6.3 million, respectively, compared to $1.9 million and $5.5 million for the corresponding periods in 1997. Salaries and employee benefits increased $24,000, or 2.3%, to $1,079,000 for the third quarter of 1998 from $1,055,000 for the comparable quarter in 1997, and increased $150,000, or 4.9%, to $3.2 million for the first nine months of 1998 from $3.1 million for the corresponding period in 1997. The addition of five employees in the new Bridgewater, New Jersey banking office together with normal merit and cost of living adjustments contributed to the increase. Occupancy expense for the third quarter and first nine months of 1998 were $333,000 and $983,000, respectively, compared to $181,000 and $559,000 for the comparable 1997 periods The increases were primarily as the result of the costs associated with leasing the new corporate headquarters and aforementioned banking office in Bridgewater, New Jersey, This location became operational in December, 1997. Other operating expenses increased $57,000, or 9.2%, to $678,000, for the third quarter of 1998 compared to $621,000 for the comparable 1997 quarter, primarily as a result of increases in outside services and furniture and fixture expenses. Other operating expenses increased $181,000 to $2.1 million for the first nine months of 1998 from $1.9 million for the comparable 1997 period primarily as a result of increases in outside services, furniture and fixture, legal and marketing expenses.

The amount of income tax expense for the third quarter of 1998 was $513,000 compared to $530,000 for the third quarter of 1997 and was $1,358,000 for the first nine months of 1998 compared to $1.706,000 for the comparable 1997 period. The reduced tax rate for 1998 is primarily the result of the tax effect of the increase in the cash surrender value of corporate-owned life insurance (which was purchased in June, 1997), and a reduction in the deferred tax asset valuation account.

The Corporation's annualized return on average total assets and average shareholders' equity was 1.09% and 14.48%, respectively, for the third quarter of 1998, compared to 1.01% and 12.81%, respectively, for the comparable period in 1997. For the first nine months of 1998, the annualized return on average total assets and average shareholders' equity was 1.01% and 13.37%, respectively, compared to 1.04% and 13.20%, respectively.

Impact of the Year 2000 Issue

The Year 2000 Issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past, computer programs were written using two digits rather than four to define the applicable year. Given this programming, the year 2000 could be confused with the year 1900. This could result in a system failure or miscalculations which could disrupt operations, cause a temporary inability to process transactions, or engage in similar normal business activities.

The Corporation is continually assessing the impact of the Year 2000 issue on its operations and the possible consequences for its customers. The Corporation has determined that the third party vendors with whom it contracts most of its software applications will be required to modify their computer systems so as to be Year 2000 compliant. The Corporation believes that with modifications or replacements to existing software and hardware, the Year 2000 Issue will not pose significant operational problems to the overall functioning of its computer system. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Corporation.

Since most of the Corporation's computer requirements are handled by outside third party vendors, it is utilizing these outside parties to reprogram, replace and test the appropriate software and hardware for Year 2000 modifications. Periodic updates are received from these vendors regarding the progress being made in addressing the issue. The Corporation believes that these vendors are making satisfactory progress to address the Year 2000 Issue.

It is estimated that the necessary hardware upgrades and replacement costs to address the Year 2000 Issue to be approximately $100,000, and that the software and application upgrades will total approximately $20,000.

Liquidity and Capital Resources

The Corporation's liquidity is a measure of its ability to fund loans and withdrawal of deposits in a cost-effective manner. The Corporation's principal sources of funds are deposits, borrowings, scheduled amortization and repayment of loan principal, maturities of investment securities and funds provided by operations. At September 30, 1998, the Corporation's liquid assets (cash and cash equivalents and investment securities maturing in one year or less) totaled $44.7 million which represents 10.3% of total assets.

The Corporation's main liquidity demands come from loan disbursements which
totaled approximately $105.4 million for the first nine months of 1998.   At
September 30, 1998 outstanding commitments to extend credit totaled $47.2 million. Management believes that the Corporation has adequate sources of liquidity to fund these commitments.

The Bank has a borrowing arrangement with the Federal Home Loan Bank of New York which can provide additional funds, if needed. At September 30, 1998, this borrowing capacity totaled $40.7 million.

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

The following chart presents the minimum capital requirement ratios and the actual ratios for both the Corporation and the Bank:

                                             September 30, 1998
                                             ------------------
                                         Required   Actual   Excess
                                         --------   ------   ------
THE CORPORATION:
 Risk-based capital:
  Tier 1                                  4.00%     12.246%   8.246%
  Total                                   8.00      13.498    5.498
 Leverage capital ratio                   4.00       7.45     3.45

THE BANK:
 Risk-based capital:
  Tier 1                                  4.00      11.928    7.928
  Total                                   8.00      13.180    5.180
 Leverage capital ratio                   4.00       7.25     3.25

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the prior year to the date of the most recent interim balance sheet (September 30, 1998).

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           Not applicable.

Item 2.    Changes in Securities.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           On October 6, 1998, the Corporation filed a Current Report on Form 8-K to report that on September 22, 1998 the Corporation had entered into an Agreement and Plan of Merger providing for the merger of the Corporation with and into United National Bancorp.

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






                                       RARITAN BANCORP INC.
                                       --------------------
                                           (Registrant)



Date:  October 27, 1998
                                       By:   /s/Arlyn D. Rus
                                             ---------------

                                            Arlyn D. Rus
                                            Chairman, President and
                                            Chief Executive Officer
                                            Director



Date: October 27, 1998
                                       By:   /s/ Thomas F. Tansey
                                             ---------------------

                                            Thomas F. Tansey
                                            Executive Vice President
                                            Chief Operating Officer & Treasurer
                                            Director

                              RARITAN BANCORP INC.

                                   FORM 10-Q

                                     INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1  FINANCIAL STATEMENTS                                            1

      ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

      ITEM 3  QUANTATATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.                                              12

PART II - OTHER INFORMATION

      ITEM 1  LEGAL PROCEEDINGS                                               13


      ITEM 2  CHANGES IN SECURITIES                                           13

      ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                 13

      ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                         13

      ITEM 5  OTHER INFORMATION                                               13

      ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                13


   SIGNATURES                                                                 14